Form 10-Q
period 1995-06-30
IEA INCOME FUND X LP
filed 1995-08-11
CIK 853735

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO
                                                          -----    -----

                         Commission file number 0-18982

                            IEA INCOME FUND X, L.P.
             (Exact name of registrant as specified in its charter)


         California                                             94-3098648
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

         444 Market Street, 15th Floor, San Francisco, California 94111
        (Address of principal executive offices)             (Zip Code)

                                 (415) 677-8990
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X .  No    .
                                        ---      ---

                            IEA INCOME FUND X, L.P.

                     REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1995

                               TABLE OF CONTENTS


                                                                                                       PAGE
PART I -  FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Balance Sheets - June 30, 1995 (unaudited) and December 31, 1994                               2

          Statements of Operations for the three and six months ended June 30, 1995 and 1994             3
          (unaudited)

          Statements of Cash Flows for the six months ended June 30, 1995 and 1994                       4
          (unaudited)

          Notes to Financial Statements (unaudited)                                                      5

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of                     7
          Operations


PART II - OTHER INFORMATION

 Item 5.  Other Materially Important Events                                                              9

 Item 6.  Exhibits and Reports on Form 8-K                                                               9


                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1995 and December 31, 1994, statements of operations for the three and six months ended June 30, 1995 and 1994, and statements of cash flows for the six months ended June 30, 1995 and 1994.

                            IEA INCOME FUND X, L.P.

                                 BALANCE SHEETS

                                  (UNAUDITED)


                                                                    June 30,        December 31,
                                                                      1995             1994
                                                                    --------        ------------
                  Assets
                  ------
Current assets:
   Cash, includes $193,264 at June 30, 1995 and $161,310
      at December 31, 1994 in interest-bearing accounts         $   207,523        $   170,629
   Short-term investments                                           601,606            526,000
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                               492,454            569,194
                                                                -----------        -----------

           Total current assets                                   1,301,583          1,265,823
                                                                -----------        -----------

Container rental equipment, at cost                              17,724,016         17,698,760
   Less accumulated depreciation                                  5,072,655          4,584,852
                                                                -----------        -----------
      Net container rental equipment                             12,651,361         13,113,908
                                                                -----------        -----------

Organization costs, net                                              43,752             95,628
                                                                -----------        -----------

                                                                $13,996,696        $14,475,359
                                                                ===========        ===========

     Liabilities and Partners' Capital
     ---------------------------------

Current liabilities:
   Due to general partner (notes 1 and 3)                       $        -         $    16,050
                                                                -----------        -----------

           Total current liabilities                                     -              16,050
                                                                -----------        -----------

Partners' capital (deficit):
   General partner                                                  (29,823)           (28,604)
   Limited partners                                              14,026,519         14,487,913
                                                                -----------        -----------

           Total partners' capital                               13,996,696         14,459,309
                                                                -----------        -----------

                                                                $13,996,696        $14,475,359
                                                                ===========        ===========


        The accompanying notes are an integral part of these statements.

                            IEA INCOME FUND X, L.P.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                       Three Months Ended              Six Months Ended
                                                      --------------------         ------------------------
                                                      June 30,    June 30,           June 30,     June 30,
                                                        1995        1994              1995         1994
                                                      --------    --------         ----------   -----------
Net lease revenue (notes 1 and 4)                     $593,168    $587,991         $1,183,992   $1,206,143

Other operating expenses:
  Depreciation                                         283,936     284,870            567,234      570,138
  Other general and administrative expenses             17,615      14,717             29,285       23,584
                                                      --------    --------         ----------   -----------
                                                       301,551     299,587            596,519      593,722
                                                      --------    --------         ----------   -----------
    Earnings from operations                           291,617     288,404            587,473      612,421

Other income:
  Interest income                                       12,634       5,743             23,630       10,544
  Net gain on disposal of equipment                      7,648       8,874              9,614       15,908
                                                      --------    --------         ----------   -----------
                                                        20,282      14,617             33,244       26,452
                                                      --------    --------         ----------   -----------
    Net earnings                                      $311,899    $303,021         $  620,717   $  638,873
                                                      ========    ========         ==========   ==========

Allocation of net earnings:

  General partner                                     $ 30,346    $ 29,510         $   52,947   $   61,305
  Limited partners                                     281,553     273,511            567,770      577,568
                                                      --------    --------         ----------   -----------
                                                      $311,899    $303,021         $  620,717   $  638,873
                                                      ========    ========         ==========   ==========
Limited partners' per unit share of net earnings      $      7    $      7         $       14   $       15
                                                      ========    ========         ==========   ==========


        The accompanying notes are an integral part of these statements.

                            IEA INCOME FUND X, L.P.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                      Six Months Ended
                                                                ----------------------------
                                                                  June 30,         June 30,
                                                                    1995             1994
                                                                -----------      -----------
Net cash provided by operating activities                       $ 1,293,059      $ 1,158,191

Cash flows provided by (used in) investing activities:
  Proceeds from sale of container rental equipment                   40,962           50,538
  Purchase of container rental equipment                           (116,325)              -
  Acquisition fees paid to general partner                          (21,866)         (83,290)
                                                                -----------      -----------

         Net cash used in investing activities                      (97,229)         (32,752)
                                                                -----------      -----------

Cash flows used in financing activities:
  Distribution to partners                                       (1,083,330)      (1,134,917)
                                                                -----------      -----------

Net increase (decrease) in cash and cash equivalents                112,500           (9,478)

Cash and cash equivalents at January 1                              696,629          771,324
                                                                -----------      -----------

Cash and cash equivalents at June 30                            $   809,129      $   761,846
                                                                ===========      ===========





        The accompanying notes are an integral part of these statements.

                            IEA INCOME FUND X, L.P.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                      JUNE 30, 1995 AND DECEMBER 31, 1994


(1)  Summary of Significant Accounting Policies

     (a)  Nature of Operations

          IEA Income Fund X, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of California on July 18, 1989 for the purpose of owning and leasing marine cargo containers. Cronos Capital Corp. ("CCC") is the general partner and, with its affiliate Cronos Containers Limited (the "Leasing Company"), manages and controls the business of the Partnership.

     (b)  Leasing Company and Leasing Agent Agreement

          Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested in CCC. CCC has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership's containers to ocean carriers and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards
          (SFAS) No. 13, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

          The Leasing Agent Agreement generally provides that the Leasing Company will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC. The Leasing Company leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly two to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations; rentals are based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Most containers are leased to ocean carriers under master leases; leasing agreements with fixed payment terms are not material to the financial statements. Since there are no material minimum lease rentals, no disclosure of minimum lease rentals is provided in these financial statement

     (c)  Basis of Accounting

          The Partnership utilizes the accrual method of accounting. Revenue is recognized when earned.

     (d)  Financial Statement Presentation

          These financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting procedures have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership's latest annual report on Form 10-K.

          The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented.


                                                                     (Continued)

                            IEA INCOME FUND X, L.P.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1995 and December 31, 1994 were as follows:

                                                                     June 30,        December 31,
                                                                       1995              1994
                                                                     --------        ------------
         Lease receivables, net of doubtful accounts
           of $95,661 at June 30, 1995 and $149,545 at
           December 31, 1994                                         $846,138           $886,779
         Less: Direct operating payables and accrued expenses         150,369            107,751
         Damage protection reserve                                    105,945            105,611
         Base management fees                                          88,670             88,690
         Reimbursed administrative expenses                             8,700             15,533
                                                                     --------           --------
                                                                     $492,454           $569,194
                                                                     ========           ========


(3)  Due to General Partner and its Affiliates

     The amounts due to CCC and its affiliates at June 30, 1995 and December 31, 1994 consisted of acquisition fees.


(4)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1995 and 1994, were as follows:


                                                   Three Months Ended               Six Months Ended
                                                 ---------------------          ------------------------
                                                 June 30,     June 30,           June 30,      June 30,
                                                   1995         1994               1995          1994
                                                 --------     --------          ----------    ----------
         Rental revenue                          $867,000     $841,717          $1,685,033    $1,661,121

         Rental equipment
           operating expenses                     169,420      151,924             293,578       246,183
         Base management fees                      58,438       59,328             116,438       111,018
         Reimbursed administrative expenses        45,974       42,474              91,025        97,777
                                                 --------     --------          ----------    ----------
                                                 $593,168     $587,991          $1,183,992    $1,206,143
                                                 ========     ========          ==========    ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1995 and December 31, 1994.

     During the first six months of 1995, the Registrant's collection of outstanding lease receivables and sales proceeds has been favorable, contributing to a $112,500 increase in cash and cash equivalents, and a $76,740 decline in net lease receivables due from the Leasing Company. Additionally, direct operating payables and accrued expense, a component of net lease receivables, increased $42,618. This increase results from a $23,523 increase in accrued operating expenses and a $19,095 increase in deferred revenue from advance billings to container lessees.

     During the first six months of 1995, the Registrant acquired 47 new twenty-foot dry cargo containers at an aggregate manufacturers' invoice cost of $116,325, replacing those containers which had been lost or damaged beyond repair. The Registrant's cash balances at June 30, 1995 include additional sales proceeds from equipment disposals in the amount of approximately $32,000. The Registrant will use these sales proceeds in subsequent periods to purchase additional containers as replacement for such lost or damaged containers.

2) Material changes in the results of operations between the three and six-month periods ended June 30, 1995 and the three and six-month periods ended June 30, 1994.

     During the three-month period ended June 30, 1995, the container leasing market remained consistent with market conditions that existed during the three-month period ended March 31, 1995. The Registrant continued to experience the ability to charge higher ancillary revenues, such as pick-up fees, and reduce incentives offered to ocean carriers, which contributed to an increase in the Registrant's gross lease revenues, a component of net lease revenues. However, the Registrant remains cautious about any further improvement in market conditions during the remainder of 1995.

     The benefits of the improved market conditions experienced during the three and six-month periods ended June 30, 1995, as compared to the same periods in 1994, were partially offset by the effect of the Leasing Company's efforts to improve the credit quality of its customer portfolio. In many cases, lessees who maintain a strong credit history may command favorable lease terms including lower per-diem rental rates. Accordingly, average per-diem rental rates declined approximately 1% during the three and six-month periods ended June 30, 1995, as compared to the same three and six-month periods in 1994, while an increasing proportion of the lessees within its portfolio shifted to larger, high credit quality lessees. The Registrant expects to gain long term benefits from the improvement in the credit quality of its customers, as the allowance for doubtful accounts and related expenses should decline.

     The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1995 and 1994 were as follows:

                                                 Three Months Ended           Six Months Ended
                                                 -------------------        ---------------------
                                                 June 30,   June 30,        June 30,     June 30,
                                                   1995       1994            1995         1994
                                                 --------   --------        --------     --------
         Average Fleet Size (measured in
            twenty-foot equivalents (TEU))          6,605      6,607           6,590        6,613
         Average Utilization                           90%        91%             90%          90%



Rental equipment operating expenses increased 12% and 19% during the three and six-month periods ended June 30, 1995, respectively, as compared to the same periods in the prior year. These increases were attributable to costs associated with the recovery actions against the doubtful accounts of certain lessees, including container recovery expenses, as well as an increase in container repair and maintenance.

                          PART II - OTHER INFORMATION


Item 5.   Other Materially Important Events

          Equipment Acquisitions

          During the three-month period ended June 30, 1995, the Registrant purchased 47 new twenty-foot dry cargo containers at an average cost of $2,475 per container.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
                 27 - Financial Data Schedule

          (b) In lieu of filing a current report on Form 8-K, the Registrant has provided in Part II, Item 5 hereof, a description of its purchase of marine cargo containers during the three-month period ended June 30, 1995.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   IEA INCOME FUND X, L.P.

                                   By   Cronos Capital Corp.
                                        The General Partner



                                   By   /s/ JOHN KALLAS
                                        ---------------------------------------
                                        John Kallas
                                        Vice President, Chief Financial Officer
                                        Principal Accounting Officer



Date:  August 10, 1995

                                 EXHIBIT INDEX



Exhibit
  No.                             Description
- -------                           -----------
  27                         Financial Data Schedule
