Form 10-Q
period 1995-09-30
IEA INCOME FUND X LP
filed 1995-11-13
CIK 853735

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______


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

                             IEA INCOME FUND X, L.P.

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1995

                                TABLE OF CONTENTS


                                                                                                               PAGE
                                                                                                               ----
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - September 30, 1995 (unaudited) and December 31, 1994                                   2

          Statements of Operations for the three and nine months ended September 30, 1995 and 1994                3
          (unaudited)

          Statements of Cash Flows for the nine months ended September 30, 1995 and 1994                          4
          (unaudited)

          Notes to Financial Statements (unaudited)                                                               5

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of                              7
          Operations


PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                                                        9

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of September 30, 1995 and December 31, 1994, statements of operations for the three and nine months ended September 30, 1995 and 1994, and statements of cash flows for the nine months ended September 30, 1995 and 1994.

                             IEA INCOME FUND X, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                         September 30,       December 31,
                                                                             1995               1994
                                                                         -------------       ------------
                  Assets
                  ------
Current assets:
   Cash, includes $237,936 at September 30, 1995 and $161,310
      at December 31, 1994 in interest-bearing accounts                  $     238,330      $     170,629
   Short-term investments                                                      620,000            526,000
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                          516,416            569,194
                                                                         -------------      -------------

           Total current assets                                              1,374,746          1,265,823
                                                                         -------------      -------------

Container rental equipment, at cost                                         17,677,164         17,698,760
   Less accumulated depreciation                                             5,425,717          4,584,852
                                                                         -------------      -------------
      Net container rental equipment                                        12,251,447         13,113,908
                                                                         -------------      -------------

Organization costs, net                                                         17,814             95,628
                                                                         -------------      -------------

                                                                         $  13,644,007      $  14,475,359
                                                                         =============      =============

     Liabilities and Partners' Capital
     ---------------------------------
Current liabilities
   Due to general partner (notes 1 and 3)                                $         -        $      16,050
                                                                         -------------      -------------

           Total current liabilities                                               -               16,050
                                                                         -------------      -------------

Partners' capital (deficit):
   General partner                                                             (14,548)           (28,604)
   Limited partners                                                         13,658,555         14,487,913
                                                                         -------------      -------------

           Total partners' capital                                          13,644,007         14,459,309
                                                                         -------------      -------------

                                                                         $  13,644,007      $  14,475,359
                                                                         =============      =============


        The accompanying notes are an integral part of these statements.

                             IEA INCOME FUND X, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                         Three Months Ended               Nine Months Ended
                                                   -------------------------------  -----------------------------
                                                   September 30,     September 30,  September 30,   September 30,
                                                       1995              1994           1995            1994
                                                   -------------     -------------  -------------   -------------

Net lease revenue (notes 1 and  4)                 $   590,165     $   551,800     $  1,774,157     $  1,757,943
Other operating expenses:
  Depreciation                                         394,700         284,326          961,934          854,464
  Other general and administrative expenses              4,269          12,822           33,554           36,406
                                                   -----------     -----------     ------------     ------------
                                                       398,969         297,148          995,488          890,870
                                                   -----------     -----------     ------------     ------------

    Earnings from operations                           191,196         254,652          778,669          867,073
Other income:
  Interest income                                       10,978           7,496           34,608           18,040
  Net gain on disposal of equipment                     12,595           6,142           22,209           22,050
                                                   -----------     -----------     ------------     ------------
                                                        23,573          13,638           56,817           40,090
                                                   -----------     -----------     ------------     ------------

    Net earnings                                   $   214,769     $   268,290     $    835,486     $    907,163
                                                   ===========     ===========     ============     ============
Allocation of net earnings:

  General partner                                  $    43,649     $    26,776     $     96,596     $     88,081
  Limited partners                                     171,120         241,514          738,890          819,082
                                                   -----------     -----------     ------------     ------------

                                                   $   214,769     $   268,290     $    835,486     $    907,163
                                                   ===========     ===========     ============     ============

Limited partners' per unit share of net earnings   $         4     $         6     $         19     $         21
                                                   ===========     ===========     ============     ============



        The accompanying notes are an integral part of these statements.

                             IEA INCOME FUND X, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                   Nine Months Ended
                                                                            --------------------------------
                                                                            September 30,      September 30,
                                                                                1995               1994
                                                                            -------------      -------------

Net cash provided by operating activities                                  $  1,876,868        $ 1,675,249

Cash flows provided by (used in) investing activities:
  Proceeds from sale of container rental equipment                               73,812             73,722
  Purchase of container rental equipment                                       (122,141)                -
  Acquisition fees paid to general partner                                      (16,050)          (124,935)
                                                                           ------------        -----------

         Net cash used in investing activities                                  (64,379)           (51,213)
                                                                           ------------        -----------

Cash flows used in financing activities:
  Distribution to partners                                                   (1,650,788)        (1,650,789)
                                                                           ------------        -----------

Net increase (decrease) in cash and cash equivalents                            161,701            (26,753)

Cash and cash equivalents at January 1                                          696,629            771,324
                                                                           ------------        -----------

Cash and cash equivalents at September 30                                  $    858,330        $   744,571
                                                                           ============        ===========



        The accompanying notes are an integral part of these statements.

                             IEA INCOME FUND X, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994


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

          The Leasing Agent Agreement generally provides that the Leasing Company will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC. The Leasing Company leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly two to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations; rentals are based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Most containers are leased to ocean carriers under master leases; leasing agreements with fixed payment terms are not material to the financial statements. Since there are no material minimum lease rentals, no disclosure of minimum lease rentals is provided in these financial statements.

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

                                                                     (Continued)

                             IEA INCOME FUND X, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1995 and December 31, 1994 were as follows:

                                                                 September 30,      December 31,
                                                                     1995              1994
                                                                 -------------      ------------

           Lease receivables, net of doubtful accounts
              of $118,846 at September 30, 1995 and $149,545
              at December 31, 1994                                $   877,436       $   886,779
           Less:
           Direct operating payables and accrued expenses             150,876           107,751
           Damage protection reserve                                  105,858           105,611
           Base management fees                                        89,454            88,690
           Reimbursed administrative expenses                          14,832            15,533
                                                                  -----------       -----------

                                                                  $   516,416       $   569,194
                                                                  ===========       ===========


(3)  Due to General Partner and its Affiliates

     The amounts due to CCC and its affiliates at September 30, 1995 and December 31, 1994 consisted of acquisition fees.


(4)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1995 and 1994, was as follows:

                                                         Three Months Ended               Nine Months Ended
                                                  ------------------------------    ------------------------------
                                                  September 30,    September 30,    September 30,    September 30,
                                                      1995             1994             1995             1994
                                                  -------------    -------------    -------------    -------------
           Rental revenue                         $   915,870      $   866,961      $  2,600,903     $  2,528,082

           Rental equipment
             operating expenses                       212,480          199,513           506,058          445,696
           Base management fees                        58,614           65,851           175,052          176,869
           Reimbursed administrative expenses          54,611           49,797           145,636          147,574
                                                  -----------      -----------      ------------     ------------

                                                  $   590,165      $   551,800      $  1,774,157     $  1,757,943
                                                  ===========      ===========      ============     ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1995 and December 31, 1994.

     The Registrant's cash balances at September 30, 1995 included sales proceeds from equipment disposals in the amount of approximately $65,000. The Registrant expects to use these sales proceeds during the fourth quarter of 1995 to purchase additional containers as replacements for lost or damaged containers. During the first nine months of 1995, the Registrant acquired 47 new twenty-foot dry cargo containers at an aggregate manufacturer's invoice cost of $116,325, replacing containers which had been lost or damaged beyond repair.

     Net lease receivables due from the Leasing Company declined $52,778 from December 31, 1994. Contributing to this decline was an increase in direct operating payables and accrued expenses of $43,125. The change in direct operating payables and accrued expenses was attributable to a $12,799 increase in accrued operating expenses and a $30,326 increase in deferred revenue from advance billings to container lessees.


2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1995 and the three and nine-month periods ended September 30, 1994.

     Net lease revenue for the third quarter of 1995 was $590,165, an increase of 7% over the third quarter of 1994. Gross rental revenue (a component of net lease revenue) for the quarter was $915,870, as compared to $866,961 for the same period last year. For the first nine months of 1995, net lease revenue was $1,774,157, consistent with the first nine months of 1994. Gross rental revenue increased 3% to $2,600,903 over the same nine-month period.

     Gross rental revenue experienced slight increases when compared to the same three and nine-month periods in the prior year, as the Registrant continued to recognize higher ancillary revenues, such as pick-up and drop-off charges. These ancillary revenues helped to offset the effects of a slightly smaller fleet size and lower utilization rates. However, competitive pressures within the container leasing market, as well as the Leasing Company's efforts to improve the credit quality of its customer portfolio, combined to create a resistance to higher per-diem rental rates. Accordingly, average per-diem rental rates remained relatively stable when compared to the same periods in the prior year. The Registrant expects to gain long-term benefits from the improvement in the credit quality of this customer portfolio, as the allowance for doubtful accounts and related expenses should decline.

     The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1995 and 1994 were as follows:

                                                         Three Months Ended               Nine Months Ended
                                                  ------------------------------    ------------------------------
                                                  September 30,    September 30,    September 30,    September 30,
                                                      1995             1994             1995             1994
                                                  -------------    -------------    -------------    -------------

              Average Fleet Size (measured in
                twenty-foot equivalents (TEU))        6,559           6,593             5,590             6,606
              Average Utilization                        89%             90%               89%               90%

     During the third quarter of 1995, the container leasing market began to experience the effects of increasingly competitive market conditions, including, but not limited to, a resistance to higher per-diem rental rates, slightly lower utilization rates resulting from an expanding supply of marine cargo containers within the container industry, and the economic condition of the shipping industry, which has experienced a current trend toward consolidation. Accordingly, the Registrant expects a stable container leasing market during the remainder of 1995 and first half of 1996.

     Rental equipment operating expenses increased 6% and 14% during the three and nine-month periods ended September 30, 1995, respectively, when compared to the same periods in the prior year. These increases were attributable to expenses typically associated with lower utilization rates, including repair and maintenance, storage and handling, as well as those costs associated with the recovery actions against the doubtful accounts of certain lessees, including legal, container recovery expenses and the related provision for doubtful accounts.

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

              Number                       Description                       Method of Filing
              ------                       -----------                       ----------------
                27                   Financial Data Schedule            Filed with this Document


          (b) There were no reports on Form 8-K during the three-month period ended September 30, 1995.

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



                                   IEA INCOME FUND X, L.P.

                                   By    Cronos Capital Corp.
                                         The General Partner



                                   By    /s/ JOHN KALLAS
                                         ---------------------------------------
                                         John Kallas
                                         Vice President, Chief Financial Officer
                                         Principal Accounting Officer



Date: November 13, 1995

                                  EXHIBIT INDEX


         Exhibit
           No.                                               Description
         -------                                             -----------

           27                                          Financial Data Schedule