Form 10-Q
period 1996-03-31
IEA INCOME FUND X LP
filed 1996-05-15
CIK 853735

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO
                                                          ------  ------

                         Commission file number 0-18982

                             IEA INCOME FUND X, L.P.
             (Exact name of registrant as specified in its charter)


          California                                             94-3098648
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

         444 Market Street, 15th Floor, San Francisco, California   94111
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

                             IEA INCOME FUND X, L.P.

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED MARCH 31, 1996

                                TABLE OF CONTENTS


                                                                                                       PAGE
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - March 31, 1996 (unaudited) and December 31, 1995                               4

          Statements of Operations for the three months ended March 31, 1996 and 1995 (unaudited)         5

          Statements of Cash Flows for the three months ended March 31, 1996 and 1995 (unaudited)         6

          Notes to Financial Statements (unaudited)                                                       7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of                     10
          Operations

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                               12

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of March 31, 1996 and December 31, 1995, statements of operations for the three months ended March 31, 1996 and 1995, and statements of cash flows for the three months ended March 31, 1996 and 1995.

                             IEA INCOME FUND X, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                               March 31,     December 31,
                                                                 1996            1995
                                                             ------------    ------------
                   Assets
Current assets:
    Cash, includes $262,201 at March 31, 1996 and $220,493
       at December 31, 1995 in interest-bearing accounts     $    269,663    $    220,683
    Short-term investments                                        525,897         670,000
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                            475,894         501,859
                                                             ------------    ------------

           Total current assets                                 1,271,454       1,392,542
                                                             ------------    ------------

Container rental equipment, at cost                            17,620,649      17,687,325
    Less accumulated depreciation                               5,788,713       5,553,346
                                                             ------------    ------------
       Net container rental equipment                          11,831,936      12,133,979
                                                             ------------    ------------

                                                             $ 13,103,390    $ 13,526,521
                                                             ============    ============

      Liabilities and Partners' Capital

Current liabilities
    Due to general partner (notes 1 and 3)                   $       --      $      3,188
    Due to manufacturer                                              --            63,750
                                                             ------------    ------------

           Total current liabilities                                 --            66,938
                                                             ------------    ------------

Partners' capital (deficit):
    General partner                                                (8,345)         (6,389)
    Limited partners                                           13,111,735      13,465,972
                                                             ------------    ------------

           Total partners' capital                             13,103,390      13,459,583
                                                             ------------    ------------

                                                             $ 13,103,390    $ 13,526,521
                                                             ============    ============

        The accompanying notes are an integral part of these statements.

                             IEA INCOME FUND X, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                    Three Months Ended
                                                   --------------------
                                                   March 31,  March 31,
                                                     1996       1995
                                                   --------   --------
Net lease revenue (notes 1 and 4)                  $465,267   $590,824

Other operating expenses:
   Depreciation                                     257,454    283,298
   Other general and administrative expenses          8,736     11,670
                                                   --------   --------
                                                    266,190    294,968
                                                   --------   --------


     Earnings from operations                       199,077    295,856

Other income:
   Interest income                                   10,582     10,996
   Net gain on disposal of equipment                  1,606      1,966
                                                   --------   --------
                                                     12,188     12,962
                                                   --------   --------

     Net earnings                                  $211,265   $308,818
                                                   ========   ========

Allocation of net earnings:

   General partner                                 $ 26,417   $ 22,601
   Limited partners                                 184,848    286,217
                                                   --------   --------

                                                   $211,265   $308,818
                                                   ========   ========

Limited partners' per unit share of net earnings   $   4.71   $   7.30
                                                   ========   ========

        The accompanying notes are an integral part of these statements.

                             IEA INCOME FUND X, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                           Three Months Ended
                                                         ----------------------
                                                         March 31,    March 31,
                                                            1996        1995
                                                         ---------    ---------
Net cash provided by operating activities                $ 494,671    $ 644,007


Cash flows provided by (used in) investing activities:
   Proceeds from sale of container rental equipment         44,602        9,161
   Purchase of container rental equipment                  (63,750)        --
   Acquisition fees paid to general partner                 (3,188)     (16,050)
                                                         ---------    ---------


         Net cash used in investing activities             (22,336)      (6,889)


Cash flows used in financing activities:
   Distribution to partners                               (567,458)    (515,872)
                                                         ---------    ---------


Net increase (decrease) in cash and cash equivalents       (95,123)     121,246


Cash and cash equivalents at January 1                     890,683      696,629
                                                         ---------    ---------


Cash and cash equivalents at March 31                    $ 795,560    $ 817,875
                                                         =========    =========

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

          The Partnership has determined that for accounting purposes the Leasing Agent Agreement is a lease, and the receivables, payables, gross revenues and operating expenses attributable to the containers managed by the Leasing Company are, for accounting purposes, those of the Leasing Company and not of the Partnership. Consequently, the Partnership's balance sheets and statements of operations display the payments to be received by the Partnership from the Leasing Company as the Partnership's receivables and revenues.

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

                                                                     (Continued)

                             IEA INCOME FUND X, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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


(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1996 and December 31, 1995 were as follows:

                                                 March 31, December 31,
                                                   1996       1995
                                                 --------   --------
Lease receivables, net of doubtful accounts
   of $140,484 at March 31, 1996 and $130,362
   at December 31, 1995                          $791,515   $831,697
Less:
Direct operating payables and accrued expenses    141,613    150,461
Damage protection reserve                          92,776     86,722
Base management fees                               68,163     78,366
Reimbursed administrative expenses                 13,069     14,289
                                                 --------   --------
                                                 $475,894   $501,859
                                                 ========   ========

(3)   Due to General Partner

      The amount due to CCC at December 31, 1995 consists of acquisition fees.

                                                                     (Continued)

                             IEA INCOME FUND X, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(4)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1996 and 1995, was as follows:

                                       Three Months Ended
                                      --------------------
                                      March 31,  March 31,
                                        1996       1995
                                      --------   --------
Rental revenue                        $748,678   $818,033

Rental equipment operating expenses    190,126    124,158
Base management fees                    50,527     58,000
Reimbursed administrative expenses      42,758     45,051
                                      --------   --------
                                      $465,267   $590,824
                                      ========   ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between March 31, 1996 and December 31, 1995.

      At March 31, 1996, the Registrant had $795,560 in cash and cash equivalents, a decrease of $95,123 from the December 31, 1995 cash balances. During the first quarter of 1996, the Registrant expended $63,750 of cash generated from sales proceeds to pay for containers accepted during the fourth quarter of 1995. At March 31, 1996, the Registrant had approximately $76,000 in cash generated from equipment sales reserved as part of its cash balances. Throughout the remainder of 1996, the Registrant will continue using cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair.

      Net lease receivables at March 31, 1996 declined when compared to December 31, 1995, primarily as a result of the Registrant's declining operating results during the first quarter of 1996. The Registrant's cash distribution from operations for the first quarter of 1996 was 10% (annualized) of the limited partners' original capital contribution, a decline from the fourth quarter 1995 distribution of 11% (annualized). These distributions were also directly related to the Registrant's results from operations.

      The statements contained in the following discussion are based on current expectations. These statements are forward looking and actual results may differ materially. The container leasing market generally softened during the fourth quarter of 1995 and has remained so during the first quarter of 1996. At March 31, 1996, container inventories remained at larger-than-usual levels, resulting in a decline in the Registrant's utilization rate from 88% at December 31, 1995 to 81% at March 31, 1996. During the first quarter of 1996, the Leasing Company implemented various marketing strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to high demand locations in order to counter these market conditions. The Leasing Company expects the Registrant to recognize the benefits of these efforts during the next few quarters of 1996. However, base per-diem rental rates have recently become subject to downward pressures within the container leasing market. A reduction in per-diem rental rates, combined with current utilization levels, could impact the Registrant's results from operations during the remainder of 1996.


2) Material changes in the results of operations between the three-month period ended March 31, 1996 and the three-month period ended March 31, 1995.

      Net lease revenue for the first quarter of 1996 was $465,267, a decline of approximately 21% from the first quarter of 1995. Gross rental revenue (a component of net lease revenue) for the quarter was $748,678, a decline of 8% from the same period last year. During 1996, gross rental revenue was primarily impacted by the Registrant's lower utilization rates. Average per-diem rental rates remained relatively stable when compared to the same period in the prior year.

      The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1996 and 1995 were as follows:

                                                       Three Months Ended
                                                 March 31,             March 31,
                                                   1996                  1995
                                                 ---------             --------
  Average Fleet Size (measured in
     twenty-foot equivalent units (TEU))           6,571                6,578
  Average Utilization                                 81%                  90%

      Rental equipment operating expenses were 25% of the Registrant's gross lease revenue during the three-month period ended March 31, 1996, as compared to 15% during the three-month period ended March 31, 1995. This increase was largely attributable to an increase in costs associated with lower inventory levels, including handling, storage and repositioning.

      The Registrant disposed of 21 twenty-foot and two forty-foot containers during the first quarter of 1996, as compared to five twenty-foot and two forty-foot containers during the same period in the prior year.

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

     Exhibit
        No.                               Description                                          Method of Filing
     -------                              -----------                                          ----------------

        3(a)         Limited  Partnership Agreement of the Registrant, amended  and            *
                     restated as of November 7, 1989

        3(b)         Certificate of Limited Partnership of the Registrant                      **

        27           Financial Data Schedule                                                   Filed with this document

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1996

- ---------------

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



                              IEA INCOME FUND X, L.P.

                              By     Cronos Capital Corp.
                                     The General Partner



                              By      /s/ JOHN KALLAS
                                     ---------------------------------------
                                     John Kallas
                                     Vice President, Chief Financial Officer
                                     Principal Accounting Officer



Date: May 14, 1996

                                  EXHIBIT INDEX

     Exhibit
        No.                               Description                                          Method of Filing
     -------                              -----------                                          ----------------

        3(a)         Limited  Partnership Agreement of the Registrant, amended  and            *
                     restated as of November 7, 1989

        3(b)         Certificate of Limited Partnership of the Registrant                      **

        27           Financial Data Schedule                                                   Filed with this document

- ----------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated November 7, 1989, included as part of Registration Statement on Form S-1 (No. 33-30245)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-30245)