Form 10-Q
period 1996-06-30
IEA INCOME FUND X LP
filed 1996-08-13
CIK 853735

                                                                         FUND 10

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                         ---------    ----------

                         Commission file number 0-18982

                             IEA INCOME FUND X, L.P.
             (Exact name of registrant as specified in its charter)

          California                                            94-3098648
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
                                      -----    -----

                             IEA INCOME FUND X, L.P.

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1996

                                TABLE OF CONTENTS

                                                                                                              PAGE
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets - June 30, 1996 (unaudited) and December 31, 1995                                      4

          Statements of Operations for the three and six months ended June 30, 1996 and 1995 (unaudited)        5

          Statements of Cash Flows for the six months ended June 30, 1996 and 1995 (unaudited)                  6

          Notes to Financial Statements (unaudited)                                                             7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                10


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                                     12

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1996 and December 31, 1995, statements of operations for the three and six months ended June 30, 1996 and 1995, and statements of cash flows for the six months ended June 30, 1996 and 1995.

                             IEA INCOME FUND X, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                 June 30,      December 31,
                                                                   1996            1995
                                                               -----------     -----------
                   Assets
                   ------
Current assets:
     Cash, includes $136,433 at June 30, 1996 and $220,493
         at December 31, 1995 in interest-bearing accounts     $   136,557     $   220,683
     Short-term investments                                        601,276         670,000
     Net lease receivables due from Leasing Company
         (notes 1 and 2)                                           439,561         501,859
                                                               -----------     -----------
              Total current assets                               1,177,394       1,392,542
                                                               -----------     -----------

Container rental equipment, at cost                             17,603,998      17,687,325
     Less accumulated depreciation                               6,035,713       5,553,346
                                                               -----------     -----------
         Net container rental equipment                         11,568,285      12,133,979
                                                               -----------     -----------

                                                               $12,745,679     $13,526,521

     Liabilities and Partners' Capital
     ---------------------------------
Current liabilities:
     Due to general partner (notes 1 and 3)                    $         -     $     3,188
     Due to manufacturer                                                 -          63,750
                                                               -----------     -----------
              Total current liabilities                                  -          66,938
                                                               -----------     -----------

Partners' capital (deficit):
     General partner                                                (6,757)         (6,389)
     Limited partners                                           12,752,436      13,465,972
                                                               -----------     -----------

              Total partners' capital                           12,745,679      13,459,583
                                                               -----------     -----------

                                                               $12,745,679     $13,526,521
                                                               ===========     ===========


        The accompanying notes are an integral part of these statements.

                             IEA INCOME FUND X, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                       Three Months Ended            Six Months Ended
                                                      ---------------------       ----------------------
                                                      June 30,     June 30,       June 30,     June 30,
                                                        1996         1995           1996         1995
                                                      --------     --------       --------    ----------
Net lease revenue (notes 1 and 4)                     $408,225     $593,168       $873,492    $1,183,992

Other operating expenses:
     Depreciation                                      256,846      283,936        514,300       567,234
     Other general and administrative expenses           9,247       17,615         17,983        29,285
                                                      --------     --------       --------    ----------
                                                       266,093      301,551        532,283       596,519
                                                      --------     --------       --------    ----------

         Earnings from operations                      142,132      291,617        341,209       587,473

Other income:
     Interest income                                    10,864       12,634         21,446        23,630
     Net gain on disposal of equipment                   5,165        7,648          6,771         9,614
                                                      --------     --------       --------    ----------
                                                        16,029       20,282         28,217        33,244
                                                      --------     --------       --------    ----------

         Net earnings                                 $158,161     $311,899       $369,426    $  620,717
                                                      ========     ========       ========    ==========
Allocation of net earnings:
     General partner                                  $ 27,382     $ 30,346       $ 53,799    $   52,947
     Limited partners                                  130,779      281,553        315,627       567,770
                                                      --------     --------       --------    ----------
                                                      $158,161     $311,899       $369,426    $  620,717
                                                      ========     ========       ========    ==========
Limited partners' per unit share of net earnings      $   3.34     $   7.18       $   8.05    $    14.48
                                                      ========     ========       ========    ==========


        The accompanying notes are an integral part of these statements.

                             IEA INCOME FUND X, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                         Six Months Ended
                                                                  ----------------------------
                                                                    June 30,         June 30,
                                                                      1996             1995
                                                                  -----------      -----------
Net cash provided by operating activities                         $   911,209      $ 1,293,059

Cash flows provided by (used in) investing activities:
     Proceeds from sale of container rental equipment                  86,209           40,962
     Purchase of container rental equipment                           (63,750)        (116,325)
     Acquisition fees paid to general partner                          (3,188)         (21,866)
                                                                  -----------      -----------

         Net cash provided by (used in) investing activities           19,271          (97,229)
                                                                  -----------      -----------

Cash flows used in financing activities:
     Distribution to partners                                      (1,083,330)      (1,083,330)
                                                                  -----------      -----------

Net increase (decrease) in cash and cash equivalents                 (152,850)         112,500

Cash and cash equivalents at January 1                                890,683          696,629
                                                                  -----------      -----------

Cash and cash equivalents at June 30                              $   737,833      $   809,129
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


                                                                     (Continued)

                             IEA INCOME FUND X, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1996 and December 31, 1995 were as follows:

                                                                     June 30,       December 31,
                                                                       1996             1995
                                                                     --------       ------------
         Lease receivables, net of doubtful accounts
              of $156,876 at June 30, 1996 and $130,362 at
              December 31, 1995                                      $734,230          $831,697
         Less:
         Direct operating payables and accrued expenses               143,188           150,461
         Damage protection reserve                                     73,608            86,722
         Base management fees                                          65,197            78,366
         Reimbursed administrative expenses                            12,676            14,289
                                                                     --------          --------
                                                                     $439,561          $501,859
                                                                     ========          ========

(3)   Due to General Partner

      The amount due to CCC at December 31, 1995 consists of acquisition fees.


                                                                     (Continued)

                             IEA INCOME FUND X, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(4)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1996 and 1995, was as follows:

                                                    Three Months Ended                 Six Months Ended
                                                  ------------------------         -------------------------
                                                  June 30,        June 30,          June 30,       June 30,
                                                    1996            1995              1996           1995
                                                  --------        --------         ----------     ----------
         Rental revenue                           $700,960        $867,000         $1,449,638     $1,685,033

         Rental equipment operating expenses       205,613         169,420            395,739        293,578
         Base management fees                       46,813          58,438             97,340        116,438
         Reimbursed administrative expenses         40,309          45,974             83,067         91,025
                                                  --------        --------         ----------     ----------

                                                  $408,225        $593,168         $  873,492     $1,183,992
                                                  ========        ========         ==========     ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1996 and December 31, 1995.

      At June 30, 1996, the Registrant had $737,833 in cash and cash equivalents, a decrease of $152,850 from the December 31, 1995 cash balances. During the first six months of 1996, the Registrant expended $63,750 of cash generated from sales proceeds to pay for containers accepted during the fourth quarter of 1995. The Registrant has committed to purchase an additional 16 forty-foot marine dry-cargo containers during the third quarter of 1996, at an aggregate manufacturer's invoice cost of $66,080. These containers will be paid for using cash generated from equipment sales and reserved as part of its June 30, 1996 cash balances. Throughout the remainder of 1996, the Registrant may use cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair. Amounts not used to purchase and replace containers will be distributed to its partners.

      Net lease receivables at June 30, 1996 declined when compared to December 31, 1995, primarily as a result of the Registrant's declining operating results during the first six months of 1996. The Registrant's cash distribution from operations and sales proceeds for the second quarter of 1996 was 9% (annualized) of the limited partners' original capital contribution, a decline from the first quarter 1996 distribution of 10% (annualized).

      The statements contained in the following discussion are based on current expectations. These statements are forward looking and actual results may differ materially. The container leasing market generally softened during the fourth quarter of 1995 and has remained so during the first six months of 1996. At June 30, 1996, container inventories remained at larger-than-usual levels, resulting in a decline in the Registrant's utilization rate from 88% at December 31, 1995 to 80% at June 30, 1996. Base per-diem rates have become subject to downward pressures arising from a soft container leasing market. During the first six months of 1996, the Leasing Company implemented various marketing strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to high demand locations in order to counter these market conditions. Accordingly, ancillary per-diems have fluctuated, favoring a downward trend, while free-day incentives offered to shipping companies have risen. Currently, there are no visible signs of improvements in the leasing market and hence further downward pressure on rental rates can be expected in the ensuing quarters. As a result, these leasing markets conditions, combined with the Registrant's disposal of containers, will continue to impact the Registrant's results from operations during the remainder of 1996.

2) Material changes in the results of operations between the three and six-month periods ended June 30, 1996 and the three and six-month periods ended June 30, 1995.

      Net lease revenue for the three and six-month periods ended June 30, 1996 was $408,225 and $873,492, respectively, a decline of approximately 31% and 26% from the same periods in the prior year, respectively. Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1996 was $700,960 and $1,449,638, respectively, a decline of 19% and 14% from the same periods in the prior year, respectively. During 1996, gross rental revenue was primarily impacted by the Registrant's lower utilization and per-diem rental rates. Average per-diem rental rates declined approximately 4% and 3%, when compared to the same three and six-month periods in the prior year, respectively.

      The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1996 and 1995 were as follows:

                                                       Three Months Ended            Six Months Ended
                                                     -----------------------      -----------------------
                                                     June 30,       June 30,      June 30,       June 30,
                                                       1996           1995          1996           1995
                                                     --------       --------      --------       --------
         Average Fleet Size (measured in
             twenty-foot equivalent units (TEU))      6,554          6,605          6,563        6,590
         Average Utilization                             79%            90%            80%          90%

      The Registrant's declining fleet size contributed to a 10% and 9% decline in depreciation expense when compared to the same three and six-month periods in the prior year, respectively. Rental equipment operating expenses were 29% and 27% of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1996, respectively, as compared to 20% and 17% during the three and six-month periods ended June 30, 1995, respectively. This increase was largely attributable to a decline in gross lease revenue resulting from lower per-diem rates, a downward trend in ancillary per-diems, and an increase in free-day incentives offered to shipping companies. Costs associated with lower utilization levels, including handling, storage and repositioning also contributed to the increase in the rental equipment operating expenses, as a percentage of gross lease revenue. The operating performance of the Registrant's fleet contributed to the decline in base management and incentive fees, when compared to the same periods in the prior year.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

       Exhibit
         No.                       Description                                     Method of Filing
       -------                     -----------                                     ----------------
        3(a)     Limited Partnership Agreement of the Registrant,  amended and     *
                 restated as of November 7, 1989

        3(b)     Certificate of Limited Partnership of the Registrant              **

        27       Financial Data Schedule                                           Filed with this document

(b)   Report on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1996.

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

                                  IEA INCOME FUND X, L.P.

                                  By     Cronos Capital Corp.
                                         The General Partner

                                  By     /s/ JOHN KALLAS
                                         -------------------------
                                         John Kallas
                                         Vice President, Chief Financial Officer
                                         Principal Accounting Officer

Date: August 13, 1996

                                  EXHIBIT INDEX

Exhibit
  No.                     Description                                       Method of Filing
- -------                   -----------                                       ----------------
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