Form 10-Q
period 1996-09-30
IEA INCOME FUND X LP
filed 1996-11-12
CIK 853735

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
         __________________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                       ---     ---

                             IEA INCOME FUND X, L.P.

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS


                                                                                                                               PAGE
PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

              Balance Sheets - September 30, 1996 (unaudited) and December 31, 1995                                               4

              Statements of Operations for the three and nine months ended September 30, 1996 and 1995 (unaudited)                5

              Statements of Cash Flows for the nine months ended September 30, 1996 and 1995 (unaudited)                          6

              Notes to Financial Statements (unaudited)                                                                           7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations                              10


PART II - OTHER INFORMATION

Item 5.       Other Materially Important Events                                                                                  12

Item 6.       Exhibits and Reports on Form 8-K                                                                                   12

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements

              Presented herein are the Registrant's balance sheets as of September 30, 1996 and December 31, 1995, statements of operations for the three and nine months ended September 30, 1996 and 1995, and statements of cash flows for the nine months ended September 30, 1996 and 1995.

                             IEA INCOME FUND X, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                      September 30,       December 31,
                                                                          1996                1995
                                                                      ------------       ------------
                           Assets
                           ------
Current assets:
      Cash, includes $165,164 at September 30, 1996 and $220,493
            at December 31, 1995 in interest-bearing accounts         $    165,501       $    220,683
      Short-term investments                                               525,801            670,000
      Net lease receivables due from Leasing Company
            (notes 1 and 2)                                                414,819            501,859
                                                                      ------------       ------------

                  Total current assets                                   1,106,121          1,392,542
                                                                      ------------       ------------

Container rental equipment, at cost                                     17,629,317         17,687,325
      Less accumulated depreciation                                      6,280,263          5,553,346
                                                                      ------------       ------------
            Net container rental equipment                              11,349,054         12,133,979
                                                                      ------------       ------------

                                                                      $ 12,455,175       $ 13,526,521
                                                                      ============       ============

      Liabilities and Partners' Capital

Current liabilities:
      Due to general partner (notes 1 and 3)                          $         --       $      3,188
      Due to manufacturer                                                       --             63,750
                                                                      ------------       ------------
                  Total current liabilities                                     --             66,938
                                                                      ------------       ------------

Partners' capital (deficit):
      General partner                                                       (2,882)            (6,389)
      Limited partners                                                  12,458,057         13,465,972
                                                                      ------------       ------------

                  Total partners' capital                               12,455,175         13,459,583
                                                                      ------------       ------------

                                                                      $ 12,455,175       $ 13,526,521
                                                                      ============       ============

        The accompanying notes are an integral part of these statements.

                             IEA INCOME FUND X, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                            Three Months Ended                    Nine Months Ended
                                                     --------------------------------       -----------------------------
                                                     September 30,      September 30,       September 30,   September 30,
                                                         1996               1995                 1996           1995
                                                     -------------      -------------       -------------   -------------

Net lease revenue (notes 1 and 4)                     $   422,304         $ 590,165          $ 1,295,796     $ 1,774,157

Other operating expenses:
   Depreciation and amortization                          256,910           394,700              771,210         961,934
   Other general and administrative expenses               10,971             4,269               28,954          33,554
                                                         --------          --------             --------        --------
                                                          267,881           398,969              800,164         995,488
                                                          -------           -------             --------        --------
      Earnings from operations                            154,423           191,196              495,632         778,669

Other income:
   Interest income                                          9,998            10,978               31,444          34,608
   Net gain on disposal of equipment                        6,780            12,595               13,551          22,209
                                                         --------          --------             --------        --------
                                                           16,778            23,573               44,995          56,817
                                                         --------          --------             --------        --------
      Net earnings                                     $  171,201        $  214,769          $   540,627      $  835,486
                                                          =======           =======             ========        ========
Allocation of net earnings:
   General partner                                     $   24,510        $   43,649          $    78,309      $   96,596
   Limited partners                                       146,691           171,120              462,318         738,890
                                                          -------           -------             --------        --------
                                                       $  171,201        $  214,769          $   540,627      $  835,486
                                                          =======           =======             ========        ========
Limited partners' per unit share of net earnings       $     3.74        $     4.37          $     11.79      $    18.85
                                                         ========          ========             ========        ========

        The accompanying notes are an integral part of these statements.

                             IEA INCOME FUND X, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                 Nine Months Ended
                                                            -----------------------------
                                                            September 30,    September 30,
                                                               1996              1995
                                                            -----------       -----------

Net cash provided by operating activities                   $ 1,350,299       $ 1,876,868

Cash flows provided by (used in) investing activities:
   Proceeds from sale of container rental equipment             129,359            73,812
   Purchase of container rental equipment                      (127,622)         (122,141)
   Acquisition fees paid to general partner                      (6,382)          (16,050)
                                                            -----------       -----------

            Net cash used in investing activities                (4,645)          (64,379)
                                                            -----------       -----------

Cash flows used in financing activities:
   Distribution to partners                                  (1,545,035)       (1,650,788)
                                                            -----------       -----------

Net increase (decrease) in cash and cash equivalents           (199,381)          161,701

Cash and cash equivalents at January 1                          890,683           696,629
                                                            -----------       -----------

Cash and cash equivalents at September 30                   $   691,302       $   858,330
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


(2)     Net Lease Receivables Due from Leasing Company

        Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1996 and December 31, 1995 were as follows:

                                                                   September 30,   December 31,
                                                                       1996          1995
                                                                   -------------   ------------
        Lease receivables, net of doubtful accounts
              of $123,373 at September 30, 1996 and $130,362 at
              December 31, 1995                                      $676,797      $831,697
        Less:
        Direct operating payables and accrued expenses                125,709       150,461
        Damage protection reserve                                      63,852        86,722
        Base management fees                                           60,197        78,366
        Reimbursed administrative expenses                             12,220        14,289
                                                                     --------      --------
                                                                     $414,819      $501,859
                                                                     ========      ========


(3)     Due to General Partner

        The amount due to CCC at December 31, 1995 consists of acquisition fees.

                                                                     (Continued)

                             IEA INCOME FUND X, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



(4)     Net Lease Revenue

        Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1996 and 1995, was as follows:

                                                      Three Months Ended              Nine Months Ended
                                                -----------------------------   -----------------------------
                                                September 30,   September 30,   September 30,   September 30,
                                                    1996            1995            1996            1995
                                                 ------------   ------------    -------------   -------------

        Rental revenue                           $  686,278      $  915,870      $2,135,916      $2,600,903
        Rental equipment operating expenses         175,581         212,480         571,320         506,058
        Base management fees                         47,072          58,614         144,412         175,052
        Reimbursed administrative expenses           41,321          54,611         124,388         145,636
                                                 ----------      ----------      ----------      ----------
                                                 $  422,304      $  590,165      $1,295,796      $1,774,157
                                                 ==========      ==========      ==========      ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1996 and December 31, 1995.

        At September 30, 1996, the Registrant had $691,302 in cash and cash equivalents, a decrease of $199,381 from the December 31, 1995 cash balances. During the first nine months of 1996, the Registrant expended $127,622 of cash generated from sales proceeds to purchase additional containers. Amounts generated from future equipment sales will no longer be used to purchase and replace containers, and will be distributed to its partners.

        Net lease receivables at September 30, 1996 declined when compared to December 31, 1995, primarily as a result of the Registrant's declining operating results during the first nine months of 1996. Favorable collections of the Registrant's lease receivables also contributed to this decline, and enabled the Registrant's cash distribution from operations and sales proceeds for the third quarter of 1996 to remain at 9% (annualized) of the limited partners' original capital contribution, consistent with the distribution for the second quarter of 1996.

        The statements contained in the following discussion are based on current expectations. These statements are forward looking and actual results may differ materially. Indicative of the cyclical nature of the container leasing business, containerized trade growth slowed in the last quarter of 1995, and excess inventories began to develop. This slowdown has resulted in reduced equipment utilization and lower per-diem rental rates in the container leasing industry during the first nine months of 1996. Accordingly, the Registrant's utilization rate has declined from an average of 88% at December 31, 1995 to 76% at September 30, 1996. Additionally, during the first nine months of 1996, the Leasing Company implemented various marketing strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to high demand locations in order to counter the market conditions. Ancillary revenues have fallen, and free-day incentives offered to the shipping lines have increased. Rental equipment operating expenses of the Registrant have increased due to higher storage and handling costs associated with the off-hire fleet, and increased repositioning costs. These leasing market conditions are expected to adversely impact the Registrant's results of operations through the remainder of 1996 and into 1997.


2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1996 and the three and nine-month periods ended September 30, 1995.

        Net lease revenue for the three and nine-month periods ended September 30, 1996 was $422,304 and $1,295,796, respectively, a decline of approximately 28% and 27% from the same periods in the prior year, respectively. Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1996 was $686,278 and $2,135,916, respectively, a decline of 25% and 18% from the same periods in the prior year, respectively. During 1996, gross rental revenue was primarily impacted by the Registrant's lower utilization and per-diem rental rates. Average per-diem rental rates declined approximately 5% and 3%, when compared to the same three and nine-month periods in the prior year, respectively.

        The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1996 and 1995 were as follows:

                                                            Three Months Ended              Nine Months Ended
                                                       -----------------------------  -----------------------------
                                                       September 30,   September 30,  September 30,   September 30,
                                                           1996             1995          1996            1995
                                                       -------------   -------------  -------------   -------------

        Average Fleet Size (measured in
             twenty-foot equivalent units (TEU))          6,565           6,559           6,563           5,590
        Average Utilization                                  78%             89%             80%             89%


        Rental equipment operating expenses were 26% and 27% of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1996, respectively, as compared to 23% and 19% during the three and nine-month periods ended September 30, 1995, respectively. These increases were largely attributable to a decline in gross lease revenue resulting from lower utilization rates, lower per-diem rates, a downward trend in ancillary revenue, and an increase in free-day incentives offered to shipping companies. Costs associated with lower utilization levels, including handling, storage and repositioning also contributed to the increase in the rental equipment operating expenses, as a percentage of gross lease revenue. The operating performance of the Registrant's fleet contributed to the decline in base management fees, when compared to the same periods in the prior year.

                           PART II - OTHER INFORMATION


Item 5. Other Materially Important Events

              Equipment Acquisitions

              During the three-month period ended September 30, 1996, the Registrant purchased 16 forty-foot dry cargo containers at an average cost of $3,992 per container.


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

         Exhibit
           No.                                  Description                              Method of Filing
         -------                                -----------                              ----------------

           3(a)           Limited Partnership Agreement of the Registrant, amended and
                          restated3as)of November 7, 1989                                *

           3(b)           Certificate of Limited Partnership3of)the Registrant           **

           27             Financial Data Schedule                                        Filed with this document


(b)     Report on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1996.

---------------------

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



                                  IEA INCOME FUND X, L.P.

                                  By  Cronos Capital Corp.
                                      The General Partner



                                  By  /s/ JOHN KALLAS
                                      --------------------------
                                      John Kallas
                                      Vice President, Treasurer
                                      Principal Financial & Accounting Officer



Date:  November 11, 1996

                                  EXHIBIT INDEX



         Exhibit
           No.                                  Description                              Method of Filing
         -------                                -----------                              ----------------

           3(a)           Limited Partnership Agreement of the Registrant, amended and
                          restated3as)of November 7, 1989                                *

           3(b)           Certificate of Limited Partnership3of)the Registrant           **

           27             Financial Data Schedule                                        Filed with this document

---------------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated November 7, 1989, included as part of Registration Statement on Form S-1 (No. 33-30245)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-30245)