Form 10-Q
period 1997-03-31
IEA INCOME FUND X LP
filed 1997-06-16
CIK 853735

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______TO ______


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

                             IEA INCOME FUND X, L.P.

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED MARCH 31, 1997

                                TABLE OF CONTENTS


                                                                                                  PAGE
                                                                                                  ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets - March 31, 1997 (unaudited) and December 31, 1996                           4

        Statements of Operations for the three months ended March 31, 1997 and 1996 (unaudited)     5

        Statements of Cash Flows for the three months ended March 31, 1997 and 1996 (unaudited)     6

        Notes to Financial Statements (unaudited)                                                   7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of                 10
        Operations


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                           12


                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

         Presented herein are the Registrant's balance sheets as of March 31, 1997 and December 31, 1996, statements of operations for the three months ended March 31, 1997 and 1996, and statements of cash flows for the three months ended March 31, 1997 and 1996.

                             IEA INCOME FUND X, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                            March 31,     December 31,
                                                                             1997            1996
                                                                             ----            ----
               Assets
               ------
Current assets:
   Cash and cash equivalents, includes $628,919 at March 31, 1997
      and $642,672 at December 31, 1996 in interest-bearing accounts     $   658,115     $   642,886
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                        341,736         389,210
                                                                         -----------     -----------

         Total current assets                                                999,851       1,032,096
                                                                         -----------     -----------

Container rental equipment, at cost                                       17,562,734      17,587,240
   Less accumulated depreciation                                           6,764,460       6,519,342
                                                                         -----------     -----------
      Net container rental equipment                                      10,798,274      11,067,898
                                                                         -----------     -----------

                                                                         $11,798,125     $12,099,994

          Partners' Capital
          -----------------
Partners' capital:
   General partner                                                       $         -     $         -
   Limited partners                                                       11,798,125      12,099,994
                                                                         -----------     -----------

         Total partners' capital                                          11,798,125      12,099,994
                                                                         -----------     -----------

                                                                         $11,798,125     $12,099,994
                                                                         ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                             IEA INCOME FUND X, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                       Three Months Ended
                                                                ----------------------------
                                                                   March 31,         March 31,
                                                                     1997              1996
                                                                ------------       ----------
Net lease revenue (notes 1 and 3)                                $ 329,422         $ 465,267

Other operating expenses:
  Depreciation                                                     256,302           257,454
  Other general and administrative expenses                          8,602             8,736
                                                                 ---------         ---------
                                                                   264,904           266,190
                                                                 ---------         ---------

    Earnings from operations                                        64,518           199,077

Other income:
  Interest income                                                    7,315            10,582
  Net gain on disposal of equipment                                 11,911             1,606
                                                                 ---------         ---------
                                                                    19,226            12,188
                                                                 ---------         ---------

    Net earnings                                                 $  83,744         $ 211,265
                                                                 =========         =========

Allocation of net earnings:

  General partner                                                $  18,055         $  26,417
  Limited partners                                                  65,689           184,848
                                                                 ---------         ---------

                                                                 $  83,744         $ 211,265
                                                                 =========         =========

Limited partners' per unit share of net earnings                 $   1.68          $    4.71
                                                                 =========         =========


   The accompanying notes are an integral part of these financial statements.

                             IEA INCOME FUND X, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                              Three Months Ended
                                                           ------------------------
                                                            March 31,     March 31,
                                                              1997          1996
                                                           ----------     ---------
Net cash provided by operating activities                  $ 386,892      $ 494,671


Cash flows provided by (used in) investing activities:
  Proceeds from sale of container rental equipment            13,950         44,602
  Purchase of container rental equipment                           -        (63,750)
  Acquisition fees paid to general partner                         -         (3,188)
                                                           ---------      ---------


        Net cash used in investing activities                 13,950        (22,336)


Cash flows used in financing activities:
  Distribution to partners                                  (385,613)      (567,458)
                                                           ---------      ---------


Net increase (decrease) in cash and cash equivalents          15,229        (95,123)


Cash and cash equivalents at January 1                       642,886        890,683
                                                           ---------      ---------


Cash and cash equivalents at March 31                      $ 658,115      $ 795,560
                                                           =========      =========


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

          As of March 31, 1997, the Partnership operated 4,042 twenty-foot, 1,155 forty-foot and 97 forty-foot high-cube marine dry cargo containers.


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

          The Leasing Agent Agreement generally provides that the Leasing Company will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC. The Leasing Company leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly two to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations; rentals are based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Most containers are leased to ocean carriers under master leases; leasing agreements with fixed payment terms are not material to the financial statements. Since there are no material minimum lease rentals, no disclosure of minimum lease rentals is provided in these financial statement



                                                                     (Continued)

                             IEA INCOME FUND X, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

          The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

          The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented.


(2) Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1997 and December 31, 1996 were as follows:

                                                    March 31,   December 31,
                                                     1997         1996
                                                   ----------   ------------
Lease receivables, net of doubtful accounts
   of $118,617 at March 31, 1997 and $118,561
   at December 31, 1996                            $653,933       $684,654
Less:
Direct operating payables and accrued expenses      155,715        128,685
Damage protection reserve                            87,821         93,935
Base management fees                                 58,426         61,227
Reimbursed administrative expenses                   10,235         11,597
                                                   --------       --------

                                                   $341,736       $389,210
                                                   ========       ========



                                                                     (Continued)

                             IEA INCOME FUND X, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1997 and 1996, was as follows:

                                          Three Months Ended
                                          ------------------
                                         March 31,    March 31,
                                          1997         1996
                                        ---------    --------
Rental revenue                          $594,436     $748,678

Less:
Rental equipment operating expenses      190,471      190,126
Base management fees                      41,092       50,527
Reimbursed administrative expenses        33,451       42,758
                                        --------     --------

                                        $329,422     $465,267
                                        ========     ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between March 31, 1997 and December 31, 1996.

     At March 31, 1997, the Registrant had $658,115 in cash and cash equivalents, an increase of $15,229 from the December 31, 1996 cash balances. Net lease receivables at March 31, 1997 declined when compared to December 31, 1996, primarily as a result of the Registrant's declining operating results during the first quarter of 1997.

     The Registrant's cash distribution from operations for the first quarter of 1997 was 7% (annualized) of the limited partners' original capital contribution, unchanged from the fourth quarter of 1996. Distributions from operations are directly related to the Registrant's results from operations and may fluctuate accordingly. The cash distribution from sales proceeds for the first quarter of 1997 was .25% (annualized) of the limited partners' original capital contribution, a decline from the previous quarter's .50% (annualized) distribution. As mentioned in the Registrant's annual report on Form 10-K for the year ending December 31, 1996, amounts generated from future equipment sales will no longer be used to purchase and replace containers and will be distributed to its partners, and may fluctuate dependent on the level of container disposals.

     Net lease receivables at March 31, 1997 declined 12% when compared to December 31, 1996. Contributing to this change was an increase in direct operating payables and accrued expenses, a component of net lease receivables. Direct operating payables and accrued expenses increased 21% from December 31, 1996 due to the increase in costs associated with lower utilization levels, including handling, storage and repositioning.

     During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing the demand for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected. These conditions continued to exist throughout the first quarter of 1997. However, the Registrant's average utilization rate at March 31, 1997 was 79%, unchanged from December 31, 1996, a direct result of the Registrant's policy to dispose of its off-hire containers. The Leasing Company continues to implement various marketing strategies, including but not limited to, offering incentives to shipping companies, repositioning containers to high demand locations and focusing towards term leases and other leasing opportunities including the leasing of containers for local storage, in order to counter current leasing market conditions. These conditions are expected to continue throughout 1997, impacting the Registrant's liquidity and capital resources.

2) Material changes in the results of operations between the three-month period ended March 31, 1997 and the three- month period ended March 31, 1996.

     Net lease revenue for the first quarter of 1997 was $329,422, a decline of approximately 29% from the first quarter of 1996. Gross rental revenue (a component of net lease revenue) for the quarter was $594,436, a decline of 21% from the same period last year. During 1997, gross rental revenue was primarily impacted by the sluggish container leasing market conditions that existed during 1996 and throughout the first quarter of 1997. These conditions contributed to lower average per-diem rental rates, which declined 10% when compared to the same period in the prior year. The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1997 and 1996 were as follows:

                                                               Three Months Ended
                                                               ------------------
                                                           March 31,        March 31,
                                                             1997              1996
                                                         ------------      -----------
           Average Fleet Size (measured in
              twenty-foot equivalent units (TEU))           6,548             6,571
           Average Utilization                                74%               81%


     Rental equipment operating expenses were 32% of the Registrant's gross lease revenue during the three-month period ended March 31, 1997, as compared to 25% during the three-month period ended March 31, 1996. This increase was largely attributable to the decline in gross lease revenue.

     The Registrant disposed of nine twenty-foot marine cargo containers during the first quarter of 1997, as compared to 21 twenty-foot and two forty-foot containers during the same period in the prior year.

     As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (the "Parent Company"), on February 3, 1997.

     The Parent Company is the indirect corporate parent of Cronos Capital Corp., the General Partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen states that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to the General Partner or the Registrant, Arthur Andersen confirmed to the General Partner that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of Cronos Capital Corp. and the Registrant.

     The Registrant does not, at this time, have sufficient information to determine the impact, if any, that the concerns expressed by Arthur Andersen in its letter of resignation may have on the future operating results and financial condition of the Registrant or the Leasing Company's ability to manage the Registrant's fleet in subsequent periods. However, the General Partner of the Registrant does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

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

     Due to the nature and timing of Arthur Andersen's resignation, the Parent Company and General Partner were unable to name a successor auditor on behalf of the Registrant until it retained Moore Stephens, P.C. ("Moore Stephens") on April 10, 1997, as reported in the Registrant's Current Report on Form 8-K, filed April 14, 1997.


     Cautionary Statement

     This Quarterly Report on Form 10-Q contains statements relating to future results of the Registrant, including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in: economic conditions; trade policies; demand for and market acceptance of leased marine cargo containers; competitive utilization and per-diem rental rate pressures; as well as other risks and uncertainties, including but not limited to those described in the above discussion of the marine container leasing business under Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations; and those detailed from time to time in the filings of Registrant with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
   No.                              Description                                 Method of Filing
   ---                              -----------                                 ----------------
  3(a)       Limited Partnership Agreement of the Registrant, amended and       *
             restated as of November 7, 1989

  3(b)       Certificate of Limited Partnership of the Registrant               **

  27         Financial Data Schedule                                            Filed with this document



(b)  Reports on Form 8-K

     The Registrant filed a Report on Form 8-K, dated February 7, 1997 and Amendment No. 1 to Report on Form 8-K dated February 26, 1997, reporting the resignation of the Registrant's certifying accountant.

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



                                IEA INCOME FUND X, L.P.

                                By   Cronos Capital Corp.
                                     The General Partner



                                By    /s/ JOHN KALLAS
                                     --------------------------------------
                                     John Kallas
                                     Vice President, Treasurer
                                     Principal Finance & Accounting Officer



Date: June 16, 1997

                                  EXHIBIT INDEX


Exhibit
   No.                              Description                                 Method of Filing
   ---                              -----------                                 ----------------
  3(a)       Limited Partnership Agreement of the Registrant, amended and       *
             restated as of November 7, 1989

  3(b)       Certificate of Limited Partnership of the Registrant               **

  27         Financial Data Schedule                                            Filed with this document





-----------------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated November 7, 1989, included as part of Registration Statement on Form S-1 (No. 33-30245)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-30245)