Form 10-Q
period 1997-06-30
IEA INCOME FUND X LP
filed 1997-08-13
CIK 853735

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

                             IEA INCOME FUND X, L.P.

                      Report on Form 10-Q for the Quarterly
                           Period Ended June 30, 1997

                                TABLE OF CONTENTS

                                                                                                                   PAGE
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - June 30, 1997 (unaudited) and December 31, 1996                                            4

          Statements of Operations for the three and six months ended June 30, 1997 and 1996 (unaudited)              5

          Statements of Cash Flows for the six months ended June 30, 1997 and 1996 (unaudited)                        6

          Notes to Financial Statements (unaudited)                                                                   7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of                                 10
          Operations


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                                           13


                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1997 and December 31, 1996, statements of operations for the three and six months ended June 30, 1997 and 1996, and statements of cash flows for the six months ended June 30, 1997 and 1996.

                             IEA INCOME FUND X, L.P.

                                 Balance Sheets

                                   (Unaudited)

                                                                          June 30,       December 31,
                                                                           1997             1996
                                                                        ------------    ------------
                   Assets
Current assets:
    Cash and cash equivalents, includes $638,729 at June 30, 1997
       and $642,672 at December 31, 1996 in interest-bearing accounts   $    663,656    $    642,886
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                       340,972         389,210
                                                                        ------------    ------------

           Total current assets                                            1,004,628       1,032,096
                                                                        ------------    ------------

Container rental equipment, at cost                                       17,471,632      17,587,240
    Less accumulated depreciation                                          6,982,364       6,519,342
                                                                        ------------    ------------
       Net container rental equipment                                     10,489,268      11,067,898
                                                                        ------------    ------------

                                                                        $ 11,493,896    $ 12,099,994
                                                                        ============    ============

              Partners' Capital

Partners' capital (deficit):
    General partner                                                     $     (6,061)    $         -
    Limited partners                                                      11,499,957      12,099,994
                                                                        ------------    ------------

           Total partners' capital                                        11,493,896      12,099,994
                                                                        ------------    ------------

                                                                        $ 11,493,896    $ 12,099,994
                                                                        ============    ============

   The accompanying notes are an integral part of these financial statements.

                             IEA INCOME FUND X, L.P.

                            Statements of Operations

                                   (Unaudited)

                                                     Three Months Ended          Six Months Ended
                                                   ----------------------    ----------------------
                                                    June 30,     June 30,     June 30,     June 30,
                                                      1997        1996         1997          1996
                                                   ---------    ---------    ---------    ---------
Net lease revenue (notes 1 and 3)                  $ 355,838    $ 408,225    $ 685,260    $ 873,492
Other operating expenses:
     Depreciation                                    255,459      256,846      511,761      514,300
     Other general and administrative expenses        11,366        9,247       19,968       17,983
                                                   ---------    ---------    ---------    ---------
                                                     266,825      266,093      531,729      532,283
                                                   ---------    ---------    ---------    ---------
         Earnings from operations                     89,013      142,132      153,531      341,209
Other income (expense):
     Interest income                                   6,957       10,864       14,272       21,446
     Net gain (loss) on disposal of equipment        (26,838)       5,165      (14,927)       6,771
                                                   ---------    ---------    ---------    ---------
                                                     (19,881)      16,029         (655)      28,217
                                                   ---------    ---------    ---------    ---------
         Net earnings                              $  69,132    $ 158,161    $ 152,876    $ 369,426
                                                   =========    =========    =========    =========
Allocation of net earnings:
     General partner                               $  11,994    $  27,382    $  30,049    $  53,799
     Limited partners                                 57,138      130,779      122,827      315,627
                                                   ---------    ---------    ---------    ---------
                                                   $  69,132    $ 158,161    $ 152,876    $ 369,426
                                                   =========    =========    =========    =========
Limited partners' per unit share of net earnings   $    1.45    $    3.34    $    3.13    $    8.05
                                                   =========    =========    =========    =========


   The accompanying notes are an integral part of these financial statements.

                             IEA INCOME FUND X, L.P.

                            Statements of Cash Flows

                                   (Unaudited)

                                                               Six Months Ended
                                                         ---------------------------
                                                           June 30,        June 30,
                                                             1997           1996
                                                         -----------    ------------
Net cash provided by operating activities                $   728,506    $   911,209

Cash flows provided by (used in) investing activities:
     Proceeds from sale of container rental equipment         51,238         86,209
     Purchase of container rental equipment                        -        (63,750)
     Acquisition fees paid to general partner                      -         (3,188)
                                                         -----------    -----------

         Net cash provided by investing activities            51,238         19,271
                                                         -----------    -----------

Cash flows used in financing activities:
     Distribution to partners                               (758,974)    (1,083,330)
                                                         -----------    -----------

Net increase (decrease) in cash and cash equivalents          20,770       (152,850)

Cash and cash equivalents at January 1                       642,886        890,683
                                                         -----------    -----------

Cash and cash equivalents at June 30                     $   663,656    $   737,833
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

          As of June 30, 1997, the Partnership operated 4,021 twenty-foot, 1,147 forty-foot and 96 forty-foot high-cube marine dry cargo containers.


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


(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1997 and December 31, 1996 were as follows:

                                                 June 30,   December 31,
                                                   1997        1996
                                                 --------   -----------
Lease receivables, net of doubtful accounts
   of $112,278 at June 30, 1997 and $118,561
   at December 31, 1996                          $687,499   $684,654
Less:
Direct operating payables and accrued expenses    180,614    128,685
Damage protection reserve                          90,951     93,935
Base management fees                               64,237     61,227
Reimbursed administrative expenses                 10,725     11,597
                                                 --------   --------

                                                 $340,972   $389,210
                                                 ========   ========

                             IEA INCOME FUND X, L.P.

(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1997 and 1996, was as follows:

                                          Three Months Ended        Six Months Ended
                                      -----------------------   -----------------------
                                        June 30,     June 30,    June 30,       June 30,
                                          1997        1996        1997            1996
                                      ----------   ----------   ---------    -----------
Rental revenue                        $  599,915   $  700,960   $1,194,351   $1,449,638
Less:
Rental equipment operating expenses      169,156      205,613      359,627      395,739
Base management fees                      42,073       46,813       83,165       97,340
Reimbursed administrative expenses        32,848       40,309       66,299       83,067
                                      ----------   ----------   ----------   ----------
                                      $  355,838   $  408,225   $  685,260   $  873,492
                                      ==========   ==========   ==========   ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1997 and December 31, 1996.

      At June 30, 1997, the Registrant had $663,656 in cash and cash equivalents, an increase of $20,770 from the December 31, 1996 cash balances. Net lease receivables at June 30, 1997 declined 12% when compared to December 31, 1996. Contributing to this change was an increase in direct operating payables and accrued expenses, a component of net lease receivables. Deferred revenue from advance billing on rental containers contributed to a $69,958 (29%) increase in direct operating payables and accrued expenses.

      The Registrant's cash distribution from operations for the second quarter of 1997 was 7% (annualized) of the limited partners' original capital contribution, unchanged from the first quarter of 1997. Distributions from operations are directly related to the Registrant's results from operations and may fluctuate accordingly. The cash distribution from sales proceeds for the second quarter of 1997 was .75% (annualized) of the limited partners' original capital contribution, an increase of 0.5% (annualized) from the first quarter of 1997. As mentioned in the Registrant's annual report on Form 10-K for the year ending December 31, 1996, amounts generated from future equipment sales will no longer be used to purchase and replace containers and will be distributed to its partners. These amounts may fluctuate depending on the level of container disposals.

      During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing the demand for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected, contributing to an uncertain start to 1997. Since the beginning of the year, the container leasing industry has experienced an upward trend in container utilization. This trend can also be seen within the Registrant's utilization rate, which increased from 74% at December 31, 1996 to 77% at June 30, 1997. During 1996, shipping lines and other transport companies had reduced their leased fleets to minimal levels in an attempt to reduce costs. However, increasing cargo volumes and continued equipment imbalances within the container fleets of shipping lines and transport companies have established a need for these companies to replenish their leased fleets.

      Although there has been an improvement in container utilization rates, per-diem rental rates continue to remain under pressure. The decline in per-diem rental rates from those evidenced during 1996 can be attributed to the following factors: three new leasing companies have offered new containers and low rental rates in an effort to break into the leasing market; established leasing companies have reduced rates to very low levels; and a continued over supply of containers. Although these conditions are expected to continue to impact the Registrant's financial condition and operating performance throughout 1997, the long-term outlook remains a positive one.


2) Material changes in the results of operations between the three and six-month periods ended June 30, 1997 and the three and six-month periods ended June 30, 1996.

      Net lease revenue for the three and six-month periods ended June 30, 1997 was $355,838 and $685,260, respectively, a decline of approximately 13% and 22% from the same periods in the prior year, respectively. Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1997 was $599,915 and $1,194,351, respectively, a decline of 14% and 18% from the same periods in the prior year, respectively. During 1997, gross rental revenue was primarily impacted by lower per-diem rental rates. Average per-diem rental rates declined 14% and 11% when compared to the same periods in the prior year, respectively. Utilization of the Registrant's fleet of containers, which steadily increased since December 31, 1996, did not recover to the same levels experienced during the three and six-month periods ended June 30, 1996.

      The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1997 and 1996 were as follows:

                                         Three Months Ended     Six Months Ended
                                         ------------------    -------------------
                                          June 30, June 30,    June 30,   June 30,
                                           1997     1996        1997       1996
                                          -----    -------     -------    -------
Average Fleet Size (measured in
    twenty-foot equivalent units (TEU))   6,522     6,554      6,538      6,563
Average Utilization                          76%       79%       75%         80%


      Rental equipment operating expenses were 28% and 30% of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1997, respectively, as compared to 29% and 27% during the three and six-month periods ended June 30, 1996, respectively. The increase for the six-month period ended June 30, 1997 was largely attributable to an increase in costs associated with lower utilization levels, including handling and storage.

      As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (the "Parent Company"), on February 3, 1997.

      The Parent Company is the indirect corporate parent of Cronos Capital Corp., the general partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen states that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to the general partner or the Registrant, Arthur Andersen confirmed to the general partner that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of Cronos Capital Corp. and the Registrant. Following Arthur Andersen's resignation, the Parent Company subsequently received notification from the Securities and Exchange Commission that it was conducting a private investigation of the Parent Company regarding the events and circumstances leading to Arthur Andersen's resignation. The results of this investigation are still pending. Accordingly, the Registrant does not, at this time, have sufficient information to determine the impact, if any, that the Securities and Exchange Commission investigation of the Parent Company and the concerns expressed by Arthur Andersen in its letter of resignation may have on the future operating results and financial condition of the Registrant or the Leasing Company's ability to manage the Registrant's fleet in subsequent periods. However, the general partner of the Registrant does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

      Arthur Andersen's report on the financial statements of Cronos Capital Corp. and the Registrant, for either of the previous two years, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles. During the Registrant's previous two fiscal years and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between Cronos Capital Corp. or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

      The Registrant retained a new auditor, Moore Stephens, P.C. ("Moore Stephens") on April 10, 1997, as reported in the Registrant's Current Report on Form 8-K, filed April 14, 1997.

      The President of the Leasing Company, a subsidiary of the Parent Company, along with two marketing Vice Presidents, resigned in June 1997. These vacancies were filled by qualified, long-time employees who average over 15 years of experience in the container leasing industry, therefore providing continuity in the management of the Leasing Company. The Registrant and general partner do not believe these changes will have a material impact on the future operating results and financial condition of the Registrant.


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



Date: August 14, 1997

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