Form 10-Q
period 1997-09-30
IEA INCOME FUND X LP
filed 1997-11-10
CIK 853735

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

                             IEA INCOME FUND X, L.P.

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


                                                                                                                 PAGE
                                                                                                                 ----
PART I - FINANCIAL INFORMATION

  Item 1.      Financial Statements

         Balance Sheets - September 30, 1997 (unaudited) and December 31, 1996                                     4

         Statements of Operations for the three and nine months ended September 30, 1997 and 1996 (unaudited)      5

         Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 (unaudited)                6

         Notes to Financial Statements (unaudited)                                                                 7

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                10


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                                         13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Presented herein are the Registrant's balance sheets as of September 30, 1997 and December 31, 1996, statements of operations for the three and nine months ended September 30, 1997 and 1996, and statements of cash flows for the nine months ended September 30, 1997 and 1996.

                            IEA INCOME FUND X, L.P.

                                 BALANCE SHEETS

                                  (UNAUDITED)


                                                          September 30,     December 31,
                                                             1997               1996
                                                          ------------       -----------
               Assets
Current assets:
   Cash and cash equivalents, includes $579,704
      at September 30, 1997 and $642,672 at December
      31, 1996 in interest-bearing accounts               $    697,143       $   642,886
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                          353,985           389,210
                                                          ------------       -----------

         Total current assets                                1,051,128         1,032,096
                                                          ------------       -----------

Container rental equipment, at cost                         17,318,635        17,587,240
   Less accumulated depreciation                             7,169,395         6,519,342
                                                          ------------       -----------
      Net container rental equipment                        10,149,240        11,067,898
                                                          ------------       -----------

                                                          $ 11,200,368       $12,099,994
                                                          ============       ===========

          Partners' Capital

Partners' capital (deficit):
   General partner                                        $     (8,996)      $         -
   Limited partners                                         11,209,364        12,099,994
                                                          ------------       -----------

         Total partners' capital                            11,200,368        12,099,994
                                                          ------------       -----------

                                                          $ 11,200,368       $12,099,994
                                                          ============       ===========


   The accompanying notes are an integral part of these financial statements.

                             IEA INCOME FUND X, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                    Three Months Ended            Nine Months Ended
                                              ----------------------------  ------------------------------
                                              September 30,  September 30,  September 30,    September 30,
                                                   1997          1996           1997             1996
                                              -------------  -------------  -------------    -------------
Net lease revenue (notes 1 and 3)                $354,771      $422,304      $ 1,040,031       $1,295,796

Other operating expenses:
  Depreciation                                    252,879       256,910          764,640          771,210
  Other general and administrative expenses        11,460        10,971           31,428           28,954
                                                 --------      --------      -----------       ----------
                                                  264,339       267,881          796,068          800,164
                                                 --------      --------      -----------       ----------
    Earnings from operations                       90,432       154,423          243,963          495,632

Other income (expense):
  Interest income                                   7,191         9,998           21,463           31,444
  Net gain (loss) on disposal of equipment          6,714         6,780           (8,213)          13,551
                                                 --------      --------      -----------       ----------
                                                   13,905        16,778           13,250           44,995
                                                 --------      --------      -----------       ----------
    Net earnings                                 $104,337      $171,201      $   257,213       $  540,627
                                                 ========      ========      ===========       ==========
Allocation of net earnings:
  General partner                                $ 15,120      $ 24,510      $    45,169       $   78,309
  Limited partners                                 89,217       146,691          212,044          462,318
                                                 --------      --------      -----------       ----------
                                                 $104,337      $171,201      $   257,213       $  540,627
                                                 ========      ========      ===========       ==========
Limited partners' per unit
        share of net earnings                    $   2.28      $   3.74      $      5.41       $    11.79
                                                 ========      ========      ===========       ==========


   The accompanying notes are an integral part of these financial statements.

                             IEA INCOME FUND X, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                       Nine Months Ended
                                                                 -----------------------------
                                                                 September 30,     September 30,
                                                                    1997               1996
                                                                 -----------       -----------
Net cash provided by operating activities                        $ 1,119,240       $ 1,350,299

Cash flows provided by (used in) investing activities:
  Proceeds from sale of container rental equipment                    91,856           129,359
  Purchase of container rental equipment                                   -          (127,622)
  Acquisition fees paid to general partner                                 -            (6,382)
                                                                 -----------       -----------

        Net cash provided by (used in) investing activities           91,856            (4,645)
                                                                 -----------       -----------

Cash flows used in financing activities:
  Distribution to partners                                        (1,156,839)       (1,545,035)
                                                                 -----------       -----------

Net increase (decrease) in cash and cash equivalents                  54,257          (199,381)

Cash and cash equivalents at January 1                               642,886           890,683
                                                                 -----------       -----------

Cash and cash equivalents at September 30                        $   697,143       $   691,302
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

         As of September 30, 1997, the Partnership operated 3,984 twenty-foot, 1,142 forty-foot and 95 forty-foot high-cube marine dry cargo containers.


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


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1997 and December 31, 1996 were as follows:


                                                    September 30,  December 31,
                                                         1997         1996
                                                       --------      --------
Lease receivables, net of doubtful accounts
   of $116,546 at September 30, 1997 and $118,561
   at December 31, 1996                                $659,330      $684,654
Less:
Direct operating payables and accrued expenses          163,568       128,685
Damage protection reserve                                75,495        93,935
Base management fees                                     55,771        61,227
Reimbursed administrative expenses                       10,511        11,597
                                                       --------      --------
                                                       $353,985      $389,210
                                                       ========      ========


                                                                     (Continued)

                             IEA INCOME FUND X, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1997 and 1996, was as follows:

                                             Three Months Ended            Nine Months Ended
                                         ------------------------      --------------------------
                                       September 30,   September 30,  September 30,    September 30,
                                           1997           1996            1997            1996
                                         --------      ----------      ----------      ----------
Rental revenue                           $580,706      $  686,278      $1,775,057      $2,135,916
Less:
Rental equipment operating expenses       153,893         175,581         513,520         571,320
Base management fees                       39,971          47,072         123,136         144,412
Reimbursed administrative expenses         32,071          41,321          98,370         124,388
                                         --------      ----------      ----------      ----------
                                         $354,771      $  422,304      $1,040,031      $1,295,796
                                         ========      ==========      ==========      ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1997 and December 31, 1996.

     At September 30, 1997, the Registrant had $697,143 in cash and cash equivalents, an increase of $54,257 from the December 31, 1996 cash balances. Net lease receivables at September 30, 1997 declined 9% when compared to December 31, 1996. Contributing to this decline was an increase in direct operating payables and accrued expenses, a component of net lease receivables. Deferred revenue from advance billing on rental containers contributed to a $34,883 (27%) increase in direct operating payables and accrued expenses.

     The Registrant's cash distribution from operations for the third quarter of 1997 was 7% (annualized) of the limited partners' original capital contribution, unchanged from the second quarter of 1997. Distributions from operations are directly related to the Registrant's results from operations and may fluctuate accordingly. The cash distribution from sales proceeds for the third quarter of 1997 was 1.00% (annualized) of the limited partners' original capital contribution, an increase of .25% (annualized) from the second quarter of 1997. As mentioned in the Registrant's annual report on Form 10-K for the year ending December 31, 1996, amounts generated from future container sales will no longer be used to purchase and replace containers and will be distributed to its partners. These amounts may fluctuate depending on the level of container disposals.

     During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing their need for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected. Since the beginning of 1997, the container leasing industry has experienced a modest recovery as indicated by an upward trend in container utilization. This trend can also be seen within the Registrant's utilization rate, which increased from 74% at December 31, 1996 to 79% at September 30, 1997. Increasing cargo volumes and continuing equipment imbalances within the container fleets of shipping lines and transport companies have re-established a need for these companies to replenish their leased fleets during 1997.

     Although there has been an improvement in container utilization rates, per-diem rental rates continue to remain under pressure as a result of the following factors: start-up leasing companies offering new containers and low rental rates in an effort to break into the leasing market; established leasing companies reducing rates to very low levels; and a continuing oversupply of containers. The recent volatility of the Hong Kong and other Asian financial markets and its impact on trade, shipping, and container leasing, especially intra-Asia and Asia-Europe routes, has yet to be determined. While these conditions could impact the Registrant's financial condition and operating performance through the remainder of 1997 and first half of 1998, the Registrant is well positioned to take advantage of further improvements in the container leasing market.


2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1997 and the three and nine-month periods ended September 30, 1996.

     Net lease revenue for the three and nine-month periods ended September 30, 1997 was $354,771 and $1,040,031, respectively, a decline of approximately 16% and 20%, respectively, from the same periods in the prior year. Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1997 was $580,706 and $1,775,057, respectively, a decline of 15% and 17%, respectively, from the same periods in the prior year. During 1997, gross rental revenue was primarily impacted by lower per-diem rental rates. Average per-diem rental rates declined 14% and 13% when compared to the same respective periods in the prior year. Utilization of the Registrant's fleet of containers, which steadily increased since December 31, 1996, did not recover to the same levels experienced during the three and nine-month periods ended September 30, 1996.

     The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1997 and 1996 were as follows:


                                           Three Months Ended             Nine Months Ended
                                      ----------------------------  ----------------------------
                                      September 30,  September 30,  September 30,  September 30,
                                          1997           1996           1997           1996
                                      -------------  -------------  -------------  -------------
Average Fleet Size (measured in
  twenty-foot equivalent units (TEU))      6,483       6,565            6,522       6,563
Average Utilization                           77%         78%              75%         80%


     Rental equipment operating expenses were 27% and 29%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1997, as compared to 26% and 27%, respectively, during the three and nine-month periods ended September 30, 1996. The increase for the nine-month period ended September 30, 1997 was largely attributable to an increase in costs associated with lower utilization levels, including handling and storage.

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

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits


       Exhibit
          No.                          Description                              Method of Filing
          ---                          -----------                              ----------------
         3(a)    Limited Partnership Agreement of the Registrant,               *
                 amended and restated as of November 7, 1989

         3(b)    Certificate of Limited Partnership of the Registrant           **

         27      Financial Data Schedule                                        Filed with this document


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1997.

-------------

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



                              IEA INCOME FUND X, L.P.

                              By   Cronos Capital Corp.
                                   The General Partner



                              By    /s/ JOHN KALLAS
                                 -------------------------------
                                  John Kallas
                                   Vice President, Treasurer
                                   Principal Finance & Accounting Officer



Date: November 10, 1997

                                  EXHIBIT INDEX



   Exhibit
      No.                          Description                               Method of Filing
      ---                          -----------                               ----------------
     3(a)    Limited Partnership Agreement of the Registrant,                     *
             amended and restated as of November 7, 1989

     3(b)    Certificate of Limited Partnership of the Registrant                 **

     27      Financial Data Schedule                                              Filed with this document

-------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated November 7, 1989, included as part of Registration Statement on Form S-1 (No. 33-30245)
** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-30245)