Form 10-Q
period 1998-03-31
IEA INCOME FUND X LP
filed 1998-05-11
CIK 853735

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_________TO ________


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

                             IEA INCOME FUND X, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 1998

                                TABLE OF CONTENTS



                                                                               PAGE
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

         Balance Sheets - March 31, 1998 (unaudited) and December 31, 1997      4

         Statements of Operations for the three months ended March 31,
            1998 and 1997 (unaudited)                                           5

         Statements of Cash Flows for the three months ended
            March 31, 1998 and 1997 (unaudited)                                 6

         Notes to Financial Statements (unaudited)                              7

 Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                               10


PART II - OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K                                       14

                         PART I - FINANCIAL INFORMATION


 Item 1. Financial Statements

         Presented herein are the Registrant's balance sheets as of March 31, 1998 and December 31, 1997, statements of operations for the three months ended March 31, 1998 and 1997, and statements of cash flows for the three months ended March 31, 1998 and 1997.

                             IEA INCOME FUND X, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                    March 31,        December 31,
                                                                      1998               1997
                                                                  ------------       ------------
                 Assets
Current assets:
   Cash and cash equivalents, includes $646,893 at March 31,
      1998 and $714,328 at December 31, 1997 in
      interest-bearing accounts                                   $    651,131       $    714,528
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                  285,561            247,992
                                                                  ------------       ------------

         Total current assets                                          936,692            962,520
                                                                  ------------       ------------

Container rental equipment, at cost                                 17,121,582         17,249,260
   Less accumulated depreciation                                     7,584,377          7,391,011
                                                                  ------------       ------------
      Net container rental equipment                                 9,537,205          9,858,249
                                                                  ------------       ------------

                                                                  $ 10,473,897       $ 10,820,769
                                                                  ============       ============

            Partners' Capital

Partners' capital (deficit):
   General partner                                                $    (16,261)      $    (12,792)
   Limited partners                                                 10,490,158         10,833,561
                                                                  ------------       ------------

         Total partners' capital                                    10,473,897         10,820,769
                                                                  ------------       ------------

                                                                  $ 10,473,897       $ 10,820,769
                                                                  ============       ============


   The accompanying notes are an integral part of these financial statements.

                             IEA INCOME FUND X, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                         Three Months Ended
                                                      -------------------------
                                                       March 31,      March 31,
                                                        1998            1997
                                                      ---------       ---------
Net lease revenue (notes 1 and 3)                     $ 332,880       $ 329,422

Other operating expenses:
  Depreciation                                          250,237         256,302
  Other general and administrative expenses              12,987           8,602
                                                      ---------       ---------
                                                        263,224         264,904
                                                      ---------       ---------

    Earnings from operations                             69,656          64,518

Other income (loss):
  Interest income                                         8,559           7,315
  Net gain (loss) on disposal of equipment              (14,970)         11,911
                                                      ---------       ---------
                                                         (6,411)         19,226
                                                      ---------       ---------

    Net earnings                                      $  63,245       $  83,744
                                                      =========       =========

Allocation of net earnings:
  General partner                                     $  14,586       $  18,055
  Limited partners                                       48,659          65,689
                                                      ---------       ---------

                                                      $  63,245       $  83,744
                                                      =========       =========

Limited partners' per unit share of net earnings      $    1.24       $    1.68
                                                      =========       =========



   The accompanying notes are an integral part of these financial statements.

                             IEA INCOME FUND X, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                             Three Months Ended
                                                          -------------------------
                                                          March 31,       March 31,
                                                            1998            1997
                                                          ---------       ---------
Net cash provided by operating activities                 $ 251,241       $ 386,892

Cash flows provided by investing activities:
  Proceeds from sale of container rental equipment           95,479          13,950

Cash flows used in financing activities:
  Distribution to partners                                 (410,117)       (385,613)
                                                          ---------       ---------


Net increase (decrease) in cash and cash equivalents        (63,397)         15,229


Cash and cash equivalents at January 1                      714,528         642,886
                                                          ---------       ---------


Cash and cash equivalents at March 31                     $ 651,131       $ 658,115
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

         As of March 31, 1998, the Partnership operated 3,943 twenty-foot, 1,128 forty-foot and 93 forty-foot high-cube marine dry cargo containers.

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


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1998 and December 31, 1997 were as follows:

                                                             March 31,    December 31,
                                                               1998          1997
                                                             --------      --------
         Lease receivables, net of doubtful accounts of
            $69,046 at March 31, 1998 and $44,032 at
            December 31, 1997                                $545,457      $544,082
         Less:
         Direct operating payables and accrued expenses       138,299       165,210
         Damage protection reserve                             65,179        68,241
         Base management fees                                  46,759        52,816
         Reimbursed administrative expenses                     9,659         9,823
                                                             --------      --------

                                                             $285,561      $247,992
                                                             ========      ========



                                                                     (Continued)

                             IEA INCOME FUND X, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1998 and 1997 was as follows:


                                                    Three Months Ended
                                                  -----------------------
                                                  March 31,     March 31,
                                                    1998         1997
                                                  --------      --------
         Rental revenue                           $561,190      $594,436
         Less:
         Rental equipment operating expenses       147,432       190,471
         Base management fees                       38,966        41,092
         Reimbursed administrative expenses         41,912        33,451
                                                  --------      --------

                                                  $332,880      $329,422
                                                  ========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between March 31, 1998 and December 31, 1997.

     At March 31, 1998, the Registrant had $651,131 in cash and cash equivalents, a decrease of $63,397 from the December 31, 1997 cash balances. Net lease receivables at March 31, 1998 increased 13% when compared to December 31, 1997.

     The Registrant's cash distribution from operations for the first quarter of 1998 was 7% (annualized) of the limited partners' original capital contribution, unchanged from the fourth quarter of 1997. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly. The cash distribution from sales proceeds for the first quarter of 1998 was 1% (annualized) of the limited partners' original capital contribution, unchanged from the fourth quarter of 1997. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

     Market conditions that existed during 1997 persisted through the first quarter of 1998. Low container prices, favorable interest rates and the abundance of available capital continued to discourage ocean carriers and other transport companies from leasing containers at levels comparable to previous years. By the end of 1997, the volatility of the Hong Kong and other Asian financial markets began to negatively impact trade, shipping and container leasing. As a result, the Registrant's container utilization rate remained unchanged from December 31, 1997. Per-diem rental rates continued to remain under pressure as a result of the following factors: start-up leasing companies offering new containers and low rental rates in an effort to break into the leasing market; established leasing companies reducing rates to very low levels; and a continuing oversupply of containers. These leasing market conditions impacted the Registrant's financial condition and operating performance during the first quarter of 1998.

2) Material changes in the results of operations between the three-month period ended March 31, 1998 and the three-month period ended March 31, 1997.

     Net lease revenue for the three-month period ended March 31, 1998 was $332,880, an increase of approximately 1% from the same period in the prior year. Gross rental revenue (a component of net lease revenue) for the three-month period ended March 31, 1998 was $561,190, a decline of 6% from the same period in the prior year. Gross rental revenue was primarily impacted by lower per-diem rental rates. Average per-diem rental rates declined 13% when compared to the same period in the prior year. The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1998 and 1997 were as follows:


                                                          Three Months Ended
                                                        ----------------------
                                                        March 31,    March 31,
                                                          1998        1997
                                                        ---------    --------
         Average fleet size (measured in twenty-foot
            equivalent units (TEU))                       6,408       6,548
         Average Utilization                                 79%         74%


     Rental equipment operating expenses were 26% of the Registrant's gross lease revenue during the three-month period ended March 31, 1998, as compared to 32% during the three-month period ended March 31, 1997. The decrease for the three-month period ended March 31, 1998 was largely attributable to a decrease in costs associated with higher utilization levels, including handling and storage.

     The Registrant disposed of 22 twenty-foot, 12 forty-foot and two forty-foot high-cube marine cargo containers during the first quarter of 1998, as compared to nine twenty-foot marine cargo containers during the same period in the prior year. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals.

     As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (The "Parent Company"), on February 3, 1997.

     The Parent Company is the indirect corporate parent of CCC, the General Partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen stated that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to CCC, Arthur Andersen confirmed to CCC that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of CCC and the Registrant.

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

     During the Registrant's 1995 fiscal year and the subsequent interim period preceding Arthur Andersen's resignation, there were no disagreements between CCC or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

     In 1993, the Parent Company negotiated a credit facility (herinafter, the "Credit Facility") with several banks for the use of the Parent Company and its affiliates, including CCC. At December 31, 1996, approximately $73,500,000 in principal indebtedness was outstanding under the Credit Facility. As a party to the Credit Facility, CCC is jointly and severally liable for the repayment of all principal and interest owed under the Credit Facility. The obligations of CCC, and the five other subsidiaries of the Parent Company that are borrowers under the Credit Facility, are guaranteed by the Parent Company.

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

     The terms of the Agreement and its Amendment also provide for additional security over shares in the subsidiary of the Parent Company that owns the head office of the Parent Company's container leasing operations. They also provided for the loans to Stefan M. Palatin, the Chairman of the Parent Company (the "Chairman") and its Chief Executive Officer (and a Director of
     CCC), of approximately $5,990,000 and $3,700,000 (totaling approximately $9,690,000) to be restructured as obligations of the Chairman to another subsidiary of the Parent Company. These obligations have been collaterally assigned to the lending banks, together with the pledge of 1,000,000 shares of the Parent Company's Common Stock owned by the Chairman. These 1,000,000 shares represent 11% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997. The shares of the Parent Company are traded on NASDAQ (CRNSF). (The Chairman, including the 1,000,000 shares pledged to the banks, owns approximately 55% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997). Additionally, CCC granted the lending banks a security interest in the fees to which it is entitled for the services it renders to the container leasing partnerships of which it acts as general partner, including its fee income payable by the Registrant.

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

     Year 2000

     The Registrant relies upon the financial and operational systems provided by the Leasing company and its affiliates, as well as the systems provided by other independent third parties to service the three primary areas of its business: investor processing/maintenance; container leasing/asset tracking; and accounting finance. The Registrant has received confirmation from its third-party investor processing/maintenance vendor that their system is Year 2000 compliant. The Registrant does not expect a material increase in it vendor servicing fee to reimburse Year 2000 costs. Container leasing/asset tracking and accounting/finance services are provided to the Registrant by CCC and its affiliate, Cronos Containers Limited (the "Leasing Company"), pursuant to the respective Limited Partnership Agreement and Leasing Agent Agreement. CCC and the Leasing Company have initiated a program to prepare their systems and applications for the Year 2000. Preliminary studies indicate that testing, conversion and upgrading of system applications is expected to cost CCC and the Leasing Company less than $500,000. Pursuant to the Limited Partnership Agreement, CCC or the Leasing Company, may not seek reimbursement of data processing costs associated with the Year 2000 program. The financial impact of making these required system changes is not expected to be material to the Registrant's financial position, results of operations or cash flows.

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

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

    Exhibit
       No.                     Description                         Method of Filing
    -------                    -----------                         ----------------
      3(a)    Limited Partnership Agreement of the                 *
              Registrant, amended and restated as of
              November 7, 1989

       3(b)   Certificate of Limited Partnership of the            **
              Registrant

       27     Financial Data Schedule                              Filed with this document


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1998.




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



                                    IEA INCOME FUND X, L.P.

                                    By   Cronos Capital Corp.
                                         The General Partner



                                    By    /s/ DENNIS J. TIETZ
                                         --------------------------------------
                                         Dennis J. Tietz
                                         President and Director of Cronos
                                         Capital Corp. ("CCC")
                                         Principal Executive Officer of CCC



Date: May 15, 1998

                                  EXHIBIT INDEX



Exhibit
  No.                     Description                         Method of Filing
-------                   -----------                         ----------------
 3(a)    Limited Partnership Agreement of the                 *
         Registrant, amended and restated as of
         November 7, 1989

 3(b)    Certificate of Limited Partnership of the            **
         Registrant

 27      Financial Data Schedule                              Filed with this document




-------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated November 7, 1989, included as part of Registration Statement on Form S-1 (No. 33-30245)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-30245)