Form 10-Q
period 1998-06-30
IEA INCOME FUND X LP
filed 1998-08-13
CIK 853735

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM____________ TO
        ____________


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
                                       ----    ----

                             IEA INCOME FUND X, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 1998

                                TABLE OF CONTENTS



                                                                                                                 PAGE
PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements

           Balance Sheets - June 30, 1998 (unaudited) and December 31, 1997                                       4

           Statements of Operations for the three and six months ended June 30, 1998 and 1997 (unaudited)         5

           Statements of Cash Flows for the six months ended June 30, 1998 and 1997 (unaudited)                   6

           Notes to Financial Statements (unaudited)                                                              7

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                 10

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                            11

PART II- OTHER INFORMATION

  Item 1.  Legal Proceedings                                                                                     12

  Item 3.  Defaults Upon Senior Securities                                                                       13

  Item 5.  Other Information                                                                                     13

  Item 6.  Exhibits and Reports on Form 8-K                                                                      15

                         PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements

            Presented herein are the Registrant's balance sheets as of June 30, 1998 and December 31, 1997, statements of operations for the three and six months ended June 30, 1998 and 1997, and statements of cash flows for the six months ended June 30, 1998 and 1997.

                             IEA INCOME FUND X, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)



                                                                             June 30,       December 31,
                                                                              1998              1997
                                                                          ------------      ------------
                                     Assets
Current assets:
    Cash and cash equivalents, includes $672,368 at June 30, 1998 and
       $714,328 at December 31, 1997 in interest-bearing accounts         $    672,468      $    714,528
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                         270,540           247,992
                                                                          ------------      ------------

           Total current assets                                                943,008           962,520
                                                                          ------------      ------------

Container rental equipment, at cost                                         16,983,984        17,249,260
    Less accumulated depreciation                                            7,768,973         7,391,011
                                                                          ------------      ------------
       Net container rental equipment                                        9,215,011         9,858,249
                                                                          ------------      ------------

                                                                          $ 10,158,019      $ 10,820,769
                                                                          ============      ============
               Partners' Capital

Partners' capital (deficit):
    General partner                                                       $    (19,420)     $    (12,792)
    Limited partners                                                        10,177,439        10,833,561
                                                                          ------------      ------------

           Total partners' capital                                          10,158,019        10,820,769
                                                                          ------------      ------------

                                                                          $ 10,158,019      $ 10,820,769
                                                                          ============      ============




   The accompanying notes are an integral part of these financial statements.

                             IEA INCOME FUND X, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)




                                                        Three Months Ended             Six Months Ended
                                                     ------------------------      ------------------------
                                                      June 30,        June 30,     June 30,        June 30,
                                                       1998            1997          1998           1997
                                                     ---------      ---------      ---------      ---------
Net lease revenue (notes 1 and 3)                    $ 356,568      $ 355,838      $ 689,448      $ 685,260

Other operating expenses:
    Depreciation                                       247,814        255,459        498,051        511,761
    Other general and administrative expenses            9,766         11,366         22,753         19,968
                                                     ---------      ---------      ---------      ---------
                                                       257,580        266,825        520,804        531,729
                                                     ---------      ---------      ---------      ---------

       Earnings from operations                         98,988         89,013        168,644        153,531

Other income (loss):
    Interest income                                      8,362          6,957         16,921         14,272
    Net loss on disposal of equipment                  (13,110)       (26,838)       (28,080)       (14,927)
                                                     ---------      ---------      ---------      ---------
                                                        (4,748)       (19,881)       (11,159)          (655)
                                                     ---------      ---------      ---------      ---------

       Net earnings                                  $  94,240      $  69,132      $ 157,485      $ 152,876
                                                     =========      =========      =========      =========

Allocation of net earnings:
    General partner                                  $  14,897      $  11,994      $  29,483      $  30,049
    Limited partners                                    79,343         57,138        128,002        122,827
                                                     ---------      ---------      ---------      ---------

                                                     $  94,240      $  69,132      $ 157,485      $ 152,876
                                                     =========      =========      =========      =========

Limited partners' per unit share of net earnings     $    2.02      $    1.45      $    3.26      $    3.13
                                                     =========      =========      =========      =========



   The accompanying notes are an integral part of these financial statements.

                             IEA INCOME FUND X, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                             Six Months Ended
                                                         ------------------------
                                                          June 30,       June 30,
                                                           1998            1997
                                                         ---------      ---------
Net cash provided by operating activities                $ 603,160      $ 728,506

Cash flows provided by investing activities:
    Proceeds from sale of container rental equipment       175,014         51,238

Cash flows used in financing activities:
    Distribution to partners                              (820,234)      (758,974)
                                                         ---------      ---------


Net increase (decrease) in cash and cash equivalents       (42,060)        20,770


Cash and cash equivalents at January 1                     714,528        642,886
                                                         ---------      ---------


Cash and cash equivalents at June 30                     $ 672,468      $ 663,656
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

          As of June 30, 1998, the Partnership operated 3,911 twenty-foot, 1,119 forty-foot and 92 forty-foot high-cube marine dry cargo containers.

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




                                       7                             (Continued)

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


(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1998 and December 31, 1997 were as follows:


                                                                     June 30,   December 31,
                                                                       1998         1997
                                                                     --------     --------
          Lease receivables, net of doubtful accounts of $19,563
            at June 30, 1998 and $44,032 at December 31, 1997        $548,540     $544,082
          Less:
          Direct operating payables and accrued expenses              154,819      165,210
          Damage protection reserve                                    55,263       68,241
          Base management fees                                         57,934       52,816
          Reimbursed administrative expenses                            9,984        9,823
                                                                     --------     --------
                                                                     $270,540     $247,992
                                                                     ========     ========





                                                                     (Continued)

                             IEA INCOME FUND X, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1998 and 1997 was as follows:


                                                      Three Months Ended             Six Months Ended
                                                  -------------------------     -------------------------
                                                   June 30,        June 30,      June 30,        June 30,
                                                     1998           1997           1998           1997
                                                  ----------     ----------     ----------     ----------
          Rental revenue                          $  551,406     $  599,915     $1,112,596     $1,194,351
          Less:
          Rental equipment operating expenses        126,479        169,156        273,911        359,627
          Base management fees                        37,692         42,073         76,658         83,165
          Reimbursed administrative expenses          30,667         32,848         72,579         66,299
                                                  ----------     ----------     ----------     ----------

                                                  $  356,568     $  355,838     $  689,448     $  685,260
                                                  ==========     ==========     ==========     ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.


1) Material changes in financial condition between June 30, 1998 and December 31, 1997.

      At June 30, 1998, the Registrant had $672,468 in cash and cash equivalents, a decrease of $42,060 from the December 31, 1997 cash balances. Net lease receivables at June 30, 1998 increased 9% when compared to December 31, 1997.

      The Registrant's cash distribution from operations for the second quarter of 1998 was 7% (annualized) of the limited partners' original capital contribution, unchanged from the first quarter of 1998. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly. The cash distribution from sales proceeds for the second quarter of 1998 was 1% (annualized) of the limited partners' original capital contribution, unchanged from the first quarter of 1998. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

      Imbalances and reductions in trade volumes, fueled by the economic crisis in Asia, continue to affect the container leasing market and Partnership operations. Containerships leaving Asia are operating at full capacity. Yet, on the return eastbound trip they are going back to Asia with only a fraction of their holds utilized. This results in a shortage of containers available for exporting cargo from Asia and a surplus of containers in locations of low demand. As a consequence of this imbalance, container leasing companies are repositioning empty containers from low-demand locations back to Asian ports in order to keep equipment at the source of cargo and, at the same time, reduce the effects of additional depot charges for idle equipment and lost revenue. While there is a cost incurred when repositioning an empty container, revenue is lost while it is in transit. In spite of these market pressures, strong trade with other parts of the world is compensating for the imbalances with Asia. There is renewed demand for leased containers in locations such as Mexico, Canada, China, and areas of Europe where trade volumes of containerized goods are prospering. In light of the current market conditions, the Registrant's focus remains centered on strategic planning in order to reduce equipment imbalances and on improving collections to maximize returns.


2) Material changes in the results of operations between the three and six-month periods ended June 30, 1998 and the three and six-month periods ended June 30, 1997.

      Net lease revenue for the three and six-month periods ended June 30, 1998 was $356,568 and $689,448, respectively, an increase of approximately 1% from the same periods in the prior year. Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1998 was $551,406 and $1,112,596, respectively, a decline of 8% and 7%, respectively, from the same periods in the prior year. Gross rental revenue was primarily impacted by lower per-diem rental rates. Average per-diem rental rates declined 10% and 12%, respectively, for the three and six-month periods ended June 30, 1998 when compared to the same periods in the prior year. The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1998 and 1997 were as follows:


                                                             Three Months Ended           Six Months Ended
                                                             -------------------         -------------------
                                                             June 30,     June 30,      June 30,      June 30,
                                                              1998          1997         1998          1997
                                                             -----         -----         -----         -----
          Average fleet size (measured in twenty-foot
              equivalent units (TEU))                        6,351         6,522         6,384         6,538
          Average Utilization                                   81%           76%           80%           75%

      Rental equipment operating expenses were 23% and 25%, respectively, of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1998, as compared to 28% and 30%, respectively, of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1997. These decreases were largely attributable to a decrease in costs associated with higher utilization levels, including handling and storage.

      The Registrant disposed of 32 twenty-foot, nine forty-foot and one forty-foot high-cube marine cargo containers during the second quarter of 1998, as compared to 21 twenty-foot, eight forty-foot and one forty-foot high-cube marine cargo containers during the same period in the prior year. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

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

         The Registrant retained a new auditor, Moore Stephens, P.C. on April 10, 1997, as reported in its Current Report on Form 8-K, filed April 14, 1997.

         In connection with its resignation, Arthur Andersen also prepared a report pursuant to Section 10A(b)(2) of the Securities Exchange Act of 1934 as amended, for filing by the Parent Company with the Securities and Exchange Commission ("SEC") citing its inability to obtain what it considered to be adequate responses to its inquiries primarily regarding the payment of $1.5 million purportedly in respect of professional fees relating to a proposed strategic alliance. This sum was returned to the Parent Company in January 1997.

         Following the report of Arthur Andersen, the SEC, on February 10, 1997, commenced a private investigation of the Parent Company for the purpose of investigating the matters discussed in such report and related matters. The SEC's investigation can result in several types of civil or administrative sanctions against the Parent Company and individuals associated with the Parent Company, including the assessment of monetary penalties. Actions taken by the SEC do not preclude additional actions by any other federal, civil or criminal authorities or by other regulatory organizations or by third parties.

         The SEC's investigation is continuing, and some of the Parent Company's present and former officers and directors and others associated with the Parent Company have given testimony. However, no conclusion of any alleged wrongdoing by the Parent Company or any individual has been communicated to the Parent Company by the SEC.

         The Registrant does not believe that the focus of the SEC's investigation is upon the Registrant or CCC. CCC is unable to predict the outcome of the SEC's ongoing private investigation of the Parent Company.

         As reported in the Registrant's Current Report on Form 8-K, filed with the SEC on May 21, 1998, the Parent Company reported that its Chairman and CEO, Stefan M. Palatin, was suspended from his duties pending the investigation of fraud charges against him by Austrian government authorities. On June 8, 1998, the Parent Company's Board of Directors removed Mr. Palatin as Managing Director and Chief Executive Officer. Mr. Palatin resigned from the Board of Directors of the Parent Company on July 6, 1998. Mr. Rudolf J. Weissenberger has been appointed to replace Mr. Palatin as an executive director and Chief Executive Officer. Also, on June 8, 1998, the Board approved a proposal to add two independent directors to the Board. The Board engaged legal counsel to provide legal advice and commence legal action, if appropriate, against former officers or directors of the Parent Company (including Mr. Palatin) if it is determined that they engaged in any misfeasance or improper self-dealing.

         Mr. Palatin had been a director of CCC; he resigned from his position as director on April 23, 1998.

         CCC further understands that Austrian authorities have initiated investigations of persons in addition to Mr. Palatin, including Mr. Weissenberger and Dr. Axel Friedberg. Dr. Friedberg has been a non-executive director of the Parent Company since 1997. Such investigations, which are still pending, have not resulted in any action being taken against Messrs. Weissenberger or Friedberg, and each has informed the Parent Company that they do not believe that there is any basis for any action to be taken against them.

Item 3.  Defaults Upon Senior Securities

         See Item 5. Other Information.


Item 5.  Other Information

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

         Following negotiations in 1997 with the banks providing the Credit Facility, an Amended and Restated Credit Agreement was executed in June 1997, subject to various actions being taken by the Parent Company and its subsidiaries, primarily relating to the provision of additional collateral. This Agreement was further amended in July 1997 and the provisions of the Agreement and its Amendment converted the facility to a term loan, payable in installments, with a final maturity date of May 31, 1998. The terms of the Agreement and its Amendment also provided for additional security over shares in the subsidiary of the Parent Company that owns the head office of the Parent Company's container leasing operations. They also provided for the loans to the former Chairman of $5,900,000 and $3,700,000 to be restructured as obligations of the former Chairman to another subsidiary of the Parent Company (not
         CCC), together with the pledge to this subsidiary company of 2,030,303 Common Shares beneficially owned by him in the Parent Company as security for these loans. They further provided for the assignment of these loans to the lending banks, together with the pledge of 1,000,000 shares and the assignment of the rights of the Parent Company in respect of the other 1,030,303 shares. Additionally, CCC granted the lending banks a security interest in the fees to which it is entitled for the services it renders to the container leasing partnerships of which it acts as general partner, including its fee income payable by the Registrant. The Parent Company did not repay the Credit Facility at the amended maturity date of May 31, 1998.

         On June 30, 1998, the Parent Company entered into a third amendment (the "Third Amendment") to the Credit Facility. The Third Amendment became effective as of that date, subject to the satisfaction thereafter of various conditions, including: the Parent Company must deliver its audited financial statements for 1997 by a specified date and; on or prior to July 30, 1998, the Parent Company must furnish proof that any defaults under any other indebtedness have been waived and must also furnish various legal opinions, officers' certificates and other loan documentation. Under the Third Amendment, the remaining principal amount of $36,800,000 will be amortized in varying monthly amounts commencing on July 31, 1998 with $26,950,000 due on September 30 and a final maturity date of January 8, 1999. All of these conditions will be fulfilled by August 14, 1998.

         The directors of the Parent Company are pursuing alternative sources of financing to meet the amended repayment obligations under the Third Amendment. Failure to meet revised lending terms would constitute an event of default with the lenders. The declaration of an event of default would result in further defaults with other lenders under loan agreement cross-default provisions. Should a default of the term loans be enforced, the Parent Company and CCC may be unable to continue as going concerns.

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

         CCC is unable to determine the impact, if any, these concerns may have on the future operating results and financial condition of the Registrant or CCC and the Leasing Company's ability to manage the Registrant's fleet in subsequent periods.

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits


        Exhibit
           No.                      Description                                      Method of Filing
        -------     ----------------------------------------------------------       ----------------
          3(a)      Limited  Partnership  Agreement of the Registrant,  amended      *
                     and restated as of November 7, 1989

          3(b)      Certificate of Limited Partnership of the Registrant             **

          27        Financial Data Schedule                                          Filed with this document


(b)   Reports on Form 8-K

      On May 21, 1998, the Registrant filed a Report on Form 8-K reporting changes on the board of directors of the Parent Company.








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




                                             IEA INCOME FUND X, L.P.


                                          By Cronos Capital Corp.
                                             The General Partner




                                          By /s/ Dennis J. Tietz
                                             ----------------------------------
                                             Dennis J. Tietz
                                             President and Director of Cronos
                                             Capital Corp. ("CCC")
                                             Principal Executive Officer of CCC


Date: August 14, 1998

                                  EXHIBIT INDEX



        Exhibit
           No.                      Description                                      Method of Filing
        -------     ----------------------------------------------------------       ----------------
          3(a)      Limited  Partnership  Agreement of the Registrant,  amended      *
                     and restated as of November 7, 1989

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