Form 10-Q
period 1998-09-30
IEA INCOME FUND X LP
filed 1998-11-12
CIK 853735

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                             IEA INCOME FUND X, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                         ----
PART I --  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets - September 30, 1998 (unaudited) and December 31, 1997                         4

           Statements of Operations for the three and nine months ended September 30, 1998
           and 1997 (unaudited)                                                                          5

           Statements of Cash Flows for the nine months ended September 30, 1998 and
           1997 (unaudited)                                                                              6

           Notes to Financial Statements (unaudited)                                                     7

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations        10

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                   11

PART II -- OTHER INFORMATION

  Item 1.  Legal Proceedings                                                                            12

  Item 3.  Defaults Upon Senior Securities                                                              13

  Item 5.  Other Information                                                                            13

  Item 6.  Exhibits and Reports on Form 8-K                                                             15

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Presented herein are the Registrant's balance sheets as of September 30, 1998 and December 31, 1997, statements of operations for the three and nine months ended September 30, 1998 and 1997, and statements of cash flows for the nine months ended September 30, 1998 and 1997.

                             IEA INCOME FUND X, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                                    September 30,      December 31,
                                                                                        1998              1997
                                                                                    -------------      ------------
                                     Assets

Current assets:
    Cash and cash equivalents, includes $605,830 at September 30, 1998 and
       $714,328 at December 31, 1997 in interest-bearing accounts                   $    605,930      $    714,528
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                                   262,345           247,992
                                                                                    ------------      ------------
           Total current assets                                                          868,275           962,520
                                                                                    ------------      ------------

Container rental equipment, at cost                                                   16,826,673        17,249,260
    Less accumulated depreciation                                                      7,941,953         7,391,011
                                                                                    ------------      ------------
       Net container rental equipment                                                  8,884,720         9,858,249
                                                                                    ------------      ------------
                                                                                    $  9,752,995      $ 10,820,769
                                                                                    ============      ============
                                Partners' Capital

Partners' capital (deficit):
    General partner                                                                 $    (23,470)     $    (12,792)
    Limited partners                                                                   9,776,465        10,833,561
                                                                                    ------------      ------------
           Total partners' capital                                                     9,752,995        10,820,769
                                                                                    ------------      ------------
                                                                                    $  9,752,995      $ 10,820,769
                                                                                    ============      ============

   The accompanying notes are an integral part of these financial statements.

                             IEA INCOME FUND X, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                              Three Months Ended                  Nine Months Ended
                                                        ------------------------------      --------------------------------
                                                        September 30,    September 30,      September 30,      September 30,
                                                             1998            1997                1998               1997
                                                        -------------    -------------      -------------      -------------
Net lease revenue (notes 1 and 3)                         $ 338,952        $ 354,771         $ 1,028,400        $ 1,040,031

Other operating expenses:
    Depreciation                                            247,464          252,879             745,515            764,640
    Other general and administrative expenses                14,486           11,460              37,239             31,428
                                                          ---------        ---------         -----------        -----------
                                                            261,950          264,339             782,754            796,068
                                                          ---------        ---------         -----------        -----------
       Earnings from operations                              77,002           90,432             245,646            243,963

Other income (loss):
    Interest income                                           7,834            7,191              24,755             21,463
    Net gain (loss) on disposal of equipment                (19,129)           6,714             (47,209)            (8,213)
                                                          ---------        ---------         -----------        -----------
                                                            (11,295)          13,905             (22,454)            13,250
                                                          ---------        ---------         -----------        -----------
       Net earnings                                       $  65,707        $ 104,337         $   223,192        $   257,213
                                                          =========        =========         ===========        ===========

Allocation of net earnings:
    General partner                                       $  13,360        $  15,120         $    42,843        $    45,169
    Limited partners                                         52,347           89,217             180,349            212,044
                                                          ---------        ---------         -----------        -----------
                                                          $  65,707        $ 104,337         $   223,192        $   257,213
                                                          =========        =========         ===========        ===========
Limited partners' per unit share of net earnings          $    1.34        $    2.28         $      4.60        $      5.41
                                                          =========        =========         ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                             IEA INCOME FUND X, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                   Nine Months Ended
                                                             -------------------------------
                                                             September 30,     September 30,
                                                                 1998               1997
                                                             -------------     -------------
Net cash provided by operating activities                     $   936,624       $ 1,119,240

Cash flows provided by investing activities:
    Proceeds from sale of container rental equipment              245,743            91,856

Cash flows used in financing activities:
    Distribution to partners                                   (1,290,965)       (1,156,839)
                                                              -----------       -----------
Net increase (decrease) in cash and cash equivalents             (108,598)           54,257

Cash and cash equivalents at January 1                            714,528           642,886
                                                              -----------       -----------
Cash and cash equivalents at September 30                     $   605,930       $   697,143
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

          As of September 30, 1998, the Partnership owned and operated 3,883 twenty-foot, 1,105 forty-foot and 90 forty-foot high-cube marine dry cargo containers.

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


(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1998 and December 31, 1997 were as follows:

                                                                          September 30,     December 31,
                                                                              1998              1997
                                                                          -------------     ------------
          Lease receivables, net of doubtful accounts of $44,894
            at September 30, 1998 and $44,032 at December 31, 1997          $547,926          $544,082
          Less:
          Direct operating payables and accrued expenses                     154,546           165,210
          Damage protection reserve                                           63,311            68,241
          Base management fees                                                57,436            52,816
          Reimbursed administrative expenses                                  10,288             9,823
                                                                            --------          --------
                                                                            $262,345          $247,992
                                                                            ========          ========

                                                                     (Continued)

                             IEA INCOME FUND X, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1998 and 1997 was as follows:

                                                        Three Months Ended                 Nine Months Ended
                                                   ------------------------------     ------------------------------
                                                   September 30,    September 30,     September 30,    September 30,
                                                       1998             1997              1998              1997
                                                   -------------    -------------     -------------    -------------
          Rental revenue                             $571,830        $  580,706        $1,684,426        $1,775,057
          Less:
          Rental equipment operating expenses         157,543           153,893           431,454           513,520
          Base management fees                         38,823            39,971           115,481           123,136
          Reimbursed administrative expenses           36,512            32,071           109,091            98,370
                                                     --------        ----------        ----------        ----------
                                                     $338,952        $  354,771        $1,028,400        $1,040,031
                                                     ========        ==========        ==========        ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1998 and December 31, 1997.

      At September 30, 1998, the Registrant had $605,930 in cash and cash equivalents, a decrease of $108,598 from the December 31, 1997 cash balances. Net lease receivables at September 30, 1998 increased 6% when compared to December 31, 1997.

      The Registrant's cash distribution from operations for the third quarter of 1998 was 6.75% (annualized) of the limited partners' original capital contribution, a decrease of .25% from the second quarter of 1998. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly. The cash distribution from sales proceeds for the third quarter of 1998 was 2.50% (annualized) of the limited partners' original capital contribution, an increase of 1.50% from the second quarter of 1998. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

      During the third quarter of 1998, the economic troubles in Asia, as evidenced by devalued currencies, restricted credit, and negative economic growth, continued to impact the growth of containerized trade. Significant trade imbalances, combined with a drop in trade volumes in some locations, continued to challenge the container leasing industry, with a corresponding effect on the Registrant's operating performance. The devaluation of the Asian currencies has led to an increase in exports from Asia, creating a strong demand for containers in that area of the world. However, the devalued currencies, together with the effects of restricted credit, have also reduced the demand in Asia for imports from the West. This has resulted in lower demand for containers in Europe and North America. In addition, turmoil in other financial markets, such as Japan and Russia, threatens to spread to Latin America and other emerging markets. As a result of these factors, the Registrant does not foresee any significant change in market conditions in the near future. However, in response to the current market conditions, the Registrant has been repositioning containers from low to higher demand locations in order to reduce its idle inventory. The Registrant will selectively continue to reposition available equipment when it believes that the impact will have a positive effect on its operations.

2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1998 and the three and nine-month periods ended September 30, 1997.

      Net lease revenue for the three and nine-month periods ended September 30, 1998 was $338,952 and $1,028,400, respectively, a decrease of 4% and 1% from the respective three and nine-month periods ended September 30, 1997. Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1998 was $571,830 and $1,684,426, respectively, a decline of 2% and 5%, respectively, from the same periods in the prior year. Gross rental revenue was primarily impacted by lower per-diem rental rates. Average per-diem rental rates declined 4% and 9%, respectively, for the three and nine-month periods ended September 30, 1998 when compared to the same periods in the prior year. The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1998 and 1997 were as follows:

                                                       Three Months Ended           Nine Months Ended
                                                  ----------------------------  ----------------------------
                                                  September 30,  September 30,  September 30,  September 30,
                                                      1998           1997           1998           1997
                                                  -------------  -------------  -------------  -------------
      Average fleet size (measured in twenty-
          foot equivalent units (TEU))                6,291          6,483          6,356          6,522
      Average Utilization                                78%            77%            79%            75%

      Rental equipment operating expenses were 28% and 26%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1998, as compared to 27% and 29%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1997. These changes were largely attributable to a decrease in costs associated with higher utilization levels, including handling and storage.

      The Registrant disposed of 28 twenty-foot, 14 forty-foot and two forty-foot high-cube marine cargo containers during the third quarter of 1998, as compared to 37 twenty-foot, five forty-foot and one forty-foot high-cube marine cargo containers during the same period in the prior year. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals.

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

         CCC further understands that Austrian authorities have initiated investigations of persons in addition to Mr. Palatin, including Mr. Weissenberger and Dr. Axel Friedberg. The investigations which remain pending have not resulted in any action being taken against Mr. Weissenberger, and he has informed the Parent Company that he does not believe that there is any basis for any action to be taken against him. Dr. Friedberg has been a non-executive director of the Parent Company since 1997. In August 1998, charges were presented against Dr. Friedberg. Dr. Friedberg has denied any wrongdoing and, on September 14, 1998, filed objections to the charges against him.

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

         On June 30, 1998, the Parent Company entered into a third amendment (the "Third Amendment") to the Credit Facility. The Third Amendment became effective as of that date, subject to the satisfaction thereafter of various conditions, including: the Parent Company must deliver its audited financial statements for 1997 by a specified date and; on or prior to July 30, 1998, the Parent Company must furnish proof that any defaults under any other indebtedness have been waived and must also furnish various legal opinions, officers' certificates and other loan documentation. All of these conditions were fulfilled by August 14, 1998. Under the Third Amendment, the remaining principal amount of $36,800,000 will be amortized in varying monthly amounts commencing on July 31, 1998 with $26,950,000 due on September 30, 1998 and a final maturity date of January 8, 1999. The Parent Company did not repay the amount due on September 30, 1998. The directors of the Parent Company currently are holding discussions with the lenders to refinance or extend its debt that became due on September 30, 1998.

         The directors of the Parent Company also are pursuing alternative sources of financing to meet the amended repayment obligations under the Third Amendment. Failure to meet revised lending terms would constitute an event of default with the lenders. The declaration of an event of default would result in further defaults with other lenders under loan agreement cross-default provisions. Should a default of the term loans be enforced, the Parent Company and CCC may be unable to continue as going concerns.

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

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit
        No.                              Description                                    Method of Filing
      -------       --------------------------------------------------------        ------------------------
        3(a)        Limited Partnership Agreement of the Registrant, amended        *
                     and restated as of November 7, 1989

        3(b)        Certificate of Limited Partnership of the Registrant            **

        27          Financial Data Schedule                                         Filed with this document

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1998.


-----------

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


Date: November 13, 1998

                                  EXHIBIT INDEX

Exhibit
  No.                              Description                                    Method of Filing
-------       --------------------------------------------------------        ------------------------
  3(a)        Limited Partnership Agreement of the Registrant, amended        *
               and restated as of November 7, 1989

  3(b)        Certificate of Limited Partnership of the Registrant            **

  27          Financial Data Schedule                                         Filed with this document

------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated November 7, 1989, included as part of Registration Statement on Form S-1 (No. 33-30245)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-30245)