Form 10-K405
period 1998-12-31
IEA INCOME FUND X LP
filed 1999-03-31
CIK 853735

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996].

                   For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from ________ to ________ .

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
Title of each class                                  which registered
-----------------------                        -----------------------------
Not Applicable

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

                                                               Certificate  of Limited  Partnership  of IEA  Income  Fund X, L.P.,
                                                               filed as  Exhibit  3.2 to the  Registration Statement on Form S-1
                                                               (No. 33-30245)
PART II
Item 9 -    Changes in and Disagreements with Accountants on   Current Report on Form 8-K of IEA Income Fund X, L.P., filed
            Accounting and Financial Disclosure                February 7, 1997 and April 14, 1997,  respectively, and Amendment
                                                               No. 1 to Current Report on Form 8-K filed February 26, 1997.

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
                                                 ===========         =====


     The general partner of the Registrant is Cronos Capital Corp. ("CCC"), a wholly-owned subsidiary of Cronos Holdings/Investments (U.S.), Inc., a Delaware corporation. Cronos Holdings/Investments (U.S.), Inc. is a wholly-owned subsidiary of The Cronos Group, a Luxembourg company. These and other affiliated companies are ultimately wholly-owned by The Cronos Group, a holding company registered in Luxembourg ("the Parent Company") and are collectively referred to as the "Group". The activities of the container division of the Group are managed through the Group's subsidiary in the United Kingdom, Cronos Containers Limited ("the Leasing Company"). The Leasing Company manages the leasing operations of all equipment owned or managed by the Group on its own behalf or on behalf of other third-party container owners, including all other programs organized by CCC.

     Pursuant to the Limited Partnership Agreement of the Registrant, all authority to administer the business of the Registrant is vested in CCC. CCC has entered into a Leasing Agent Agreement, whereby the Leasing Company has assumed the responsibility for the container leasing activities of CCC's managed programs.

     For a discussion of recent developments in the Registrant's business, see
Item 7, "Management's Discussion and Analysis of Financial Condition and Result of Operations."

     For information concerning the containers acquired by the Registrant, see
Item 2, "Properties."

     (b)    Financial Information About Industry Segments

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", which changes the way public business enterprises report financial and descriptive information about reportable operating segments. An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. Management operates the Registrant's container fleet as a homogenous unit and has determined, after considering the requirements of SFAS No. 131, that as such it has a single reportable operating segment.

     Due to the Registrant's lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information required by SFAS No.
131. Any attempt to separate "foreign" operations from "domestic" operations would be dependent on definitions and assumptions that are so subjective as to render the information meaningless and potentially misleading.

      No single lessee contributed more than 10% of the rental revenue earned during 1998, 1997 and 1996.

     (c)    Narrative Description of Business

     (c)(1)(i) A marine cargo container is a reusable metal container designed for the efficient carriage of cargo with a minimum of exposure to loss from damage or theft. Containers are manufactured to conform to worldwide standards of container dimensions and container ship fittings adopted by the International Standards Organization ("ISO") in 1968. The standard container is either 20' long x 8' wide x 8'6" high (one twenty-foot equivalent unit ("TEU")), the standard unit of physical measurement in the container industry) or 40' long x 8' wide x 8'6" high (two TEU). Standardization of the construction, maintenance and handling of containers allows containers to be picked up, dropped off, stored and repaired efficiently throughout the world. This standardization is the foundation on which the container industry has developed.

     Standard dry cargo containers are rectangular boxes with no moving parts, other than doors, and are typically made of steel or aluminum. They are constructed to carry a wide variety of cargos ranging from heavy industrial raw materials to light-weight finished goods. Specialized containers include, among others, refrigerated containers for the transport of temperature-sensitive goods and tank containers for the carriage of liquid cargo. Dry cargo containers currently constitute approximately 83% (in TEU) of the worldwide container fleet. Refrigerated and tank containers currently constitute approximately 7% (in TEU) of the worldwide container fleet, with other specialized containers constituting the remainder.

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

     The logistical advantages and reduced freight rates brought about by containerization have been major catalysts for world trade growth during the last twenty-five years, resulting in increased demand for containerization. The world's container fleet has grown from an estimated 270,000 TEU in 1969 to approximately 12.2 million TEU by mid-1998.

     BENEFITS OF LEASING

     Leasing companies own approximately 47% of the world's container fleet with the balance owned predominantly by shipping lines. Shipping lines, which traditionally operate on tight profit margins, often supplement their owned fleet of containers by leasing a portion of their equipment from container leasing companies and, in doing so, achieve the following financial and operational benefits:

     - Leasing allows the shipping lines to utilize the equipment they need without having to make large capital expenditures;

     - Leasing offers a shipping line an alternative source of financing in a traditionally capital-intensive industry;

     - Leasing enables shipping lines to expand their routes and market shares at a relatively inexpensive cost without making a permanent commitment to support their new structure;

     - Leasing allows shipping lines to respond to changing seasonal and trade route demands, thereby optimizing their capital investment and storage costs.

     TYPES OF LEASES

     The Registrant's containers are leased primarily to shipping lines operating in major trade routes (see Item 1(d)). Most if not all of the Registrant's marine dry cargo containers are leased pursuant to operating leases, primarily master leases, where the containers are leased to the ocean carrier on a daily basis for any desired length of time, with the flexibility of picking up and dropping off containers at various agreed upon locations around the world. Some of the Registrant's containers may be leased pursuant to term leases, which may have durations of less than one year to five years.

     - Master lease. Most short-term leases are "master leases," under which a customer reserves the right to lease a certain number of containers, as needed, under a general agreement between the lessor and the lessee. Such leases provide customers with greater flexibility by allowing them to pick up and drop off containers where and when needed, subject to restrictions and availability, as specified in each lease. The commercial terms of master leases are negotiated annually. Master leases also define the number of containers that may be returned within each calendar month, the return locations and applicable drop-off charges. Due to the increased flexibility they offer, master leases usually command higher per-diem rates and generate more ancillary fees (including pick-up, drop-off, handling and off-hire fees) than term leases.

     - Term lease. Term leases are for a fixed period of time and include both long and short-term commitments, with most extending from three to five years. Term lease agreements may contain early termination penalties that apply in the event of early redelivery. In most cases, however, equipment is not returned prior to the expiration of the lease. Term leases provide greater revenue stability to the lessor, but at lower rates than master leases. Ocean carriers use long-term leases when they have a need for identified containers for a specified term. Short-term lease agreements have a duration of less than one year and include one-way, repositioning and round-trip leases. They differ from master leases in that they define the number and the term of the containers to be leased. Ocean carriers generally use one-way leases to manage trade imbalances (where more containerized cargo moves in one direction than another) by picking up a container in one port and dropping it off at another location after one or more legs of a voyage.

     The terms and conditions of the Registrant's leases provide that customers are responsible for paying all taxes and service charges arising from container use, maintaining the containers in good and safe operating condition while on lease and paying for repairs, excluding ordinary wear and tear, upon redelivery. Some leases provide for a "damage protection plan" whereby lessees, for an additional payment (which may be in the form of a higher per-diem rate), are relieved of the responsibility of paying some of the repair costs upon redelivery of the containers. The Leasing Company has historically provided this service on a limited basis to selected customers. Repairs provided under such plans are carried out by the same depots, under the same procedures, as are repairs to containers not covered by such plans. Customers also are required to insure leased containers against physical damage and loss, and against third party liability for loss, damage, bodily injury or death.

Lease rates depend on several factors including the type of lease, length of term, maintenance provided, type and age of the equipment, location and availability, and market conditions.


     CUSTOMERS

     The Leasing Company, on behalf of the Registrant, leases the Registrant's containers primarily to shipping lines operating in major trade routes. The Leasing Company currently serves over 400 customers including the 20 largest ocean carriers worldwide on behalf of the Group, the Registrant, and other third party container owners. The Registrant is not dependent upon any particular customer or group of customers and none of its customers accounts for more than 10% of its revenue. The Registrant's customers are billed and pay in United States dollars. The Leasing Company sets maximum credit limits for the Registrant's customers, limiting the number of containers leased to each according to established credit criteria. The Leasing Company continually tracks its credit exposure to each customer. The Leasing Company's credit committee meets quarterly to analyze the performance of the Registrant's customers and to recommend actions to be taken in order to minimize credit risks. The Leasing Company uses specialist third party credit information services and reports prepared by local staff to assess credit applications.

     FLEET PROFILE

     The Registrant acquired high-quality dry cargo containers manufactured to specifications that exceed International Standards Organization (ISO) standards and designed to minimize repair and operating costs.

     Dry cargo containers are the most commonly used type of container in the shipping industry. The Registrant's dry cargo container fleet is constructed of all Corten(R) steel (i.e., Corten(R) roofs, walls, doors and undercarriage), which is a high-tensile steel yielding greater damage and corrosion resistance than mild steel.

     The Registrant purchased its dry cargo containers from manufacturers in Korea as part of a policy of sourcing container production in a location where it can meet customer demands most effectively.

     As of December 31, 1998, the Registrant owned 3,834 twenty-foot, 1,080 forty-foot and 87 forty-foot high-cube marine dry cargo containers. The following table sets forth the number of containers on lease, by container type and lease term:

                                                                          Number of
                                                                     Containers on Lease
                                                                     -------------------
                  20-Foot Dry Cargo Containers:
                       Term Leases                                         372
                       Master Leases                                     2,369
                                                                         -----
                              Total on lease                             2,741
                                                                         =====

                  40-Foot Dry Cargo Containers:
                       Term Leases                                         218
                       Master Leases                                       548
                                                                         -----
                              Total on lease                               766
                                                                         =====

                  40-Foot High-Cube Dry Cargo Containers:
                       Term Leases                                          19
                       Master Leases                                        57
                                                                         -----
                              Total on lease                                76
                                                                         =====


     The Leasing Company makes payments to the Registrant based upon rentals collected from ocean carriers after deducting certain operating expenses associated with the containers, such as the base management fee payable to CCC, certain expense reimbursements and incentive fees payable to CCC, the costs of maintenance and repairs not performed by lessees, independent agent fees and expenses, depot expenses for handling, inspection and storage, and additional insurance.

     REPAIR AND MAINTENANCE

     All containers are inspected and repaired when redelivered by a customer, and customers are obligated to pay for all damage repair, excluding wear and tear, according to standardized industry guidelines. Depots in major port areas perform repair and maintenance that is verified by independent surveyors or the Leasing Company's technical and operations staff. Before any repair or refurbishment is authorized on older containers in the Registrant's fleet, the Leasing Company's technical and operations staff reviews the age, condition and type of container, and its suitability for continued leasing. The Leasing Company compares the cost of such repair or refurbishment with the prevailing market resale price that might be obtained for that container and makes the appropriate decision whether to repair or sell the container.

     MARKET FOR USED CONTAINERS

     The Registrant estimates that the period for which a dry cargo container may be used as a leased marine cargo container ranges from 10 to 15 years. The Leasing Company, on behalf of the Registrant, disposes of used containers in a worldwide market in which buyers include wholesalers, mini-storage operations, construction companies and others. As the Registrant's fleet ages, a larger proportion of its revenue will be derived from selling its containers.

     OPERATIONS

     The Registrant's container leasing and marketing operations are conducted through the Leasing Company in the United Kingdom, with support provided by area offices and dedicated agents located in San Francisco, California; Iselin, New Jersey; Windsor, England; Hamburg; Antwerp; Auckland; Genoa; Gothenburg, Sweden; Singapore; Hong Kong; Sydney; Tokyo; Taipei; Seoul; Rio de Janeiro; and Shanghai.

     The Leasing Company also maintains agency relationships with over 20 independent agents around the world, to whom it pays commissions based upon the amount of revenues they generate in the region or the number of containers that are leased from their area on behalf of the Registrant. The agents are located in jurisdictions where the volume of the Leasing Company's business necessitates a presence in the area but is not sufficient to justify a fully-functioning Leasing Company office or dedicated agent. These agents provide marketing support to the area offices covering the region, together with limited operational support.

     In addition, the Leasing Company relies on the services of over 300 independently-owned and operated depots around the world to inspect, repair, maintain and store containers while off-hire. The Leasing Company's area offices authorize all container movements into and out of the depot and supervise all repair and maintenance performed by the depot. The Leasing Company's technical staff sets the standards for repair of its owned and managed fleet throughout the world and monitors the quality of depot repair work. The depots provide a vital link to the Leasing Company's operations, as the redelivery of a container into a depot is the point at which the container is off-hired from one customer and repaired in preparation for re-leasing to the next.

     The Leasing Company's global network is integrated with its computer system and provides 24-hour communication between offices and agents. The system allows the Leasing Company to manage and control the Registrant's fleet on a global basis, providing it with the responsiveness and flexibility necessary to service the master lease market effectively. This system is an integral part of the Leasing Company's service, as it processes information received from the various offices, generates billings to the Registrant's lessees and produces a wide range of reports on all aspects of the Registrant's leasing activities. The system records the life history of each container, including the length of time on and off lease and repair costs. It also traces port activity trends, leasing activity and equipment data per customer. The operations and marketing data is fully interfaced with the finance and accounting system to provide revenue, cost and asset information to management and staff around the world.

     INSURANCE

     The Registrant's lease agreements typically require lessees to obtain insurance to cover all risks of physical damage and loss of the equipment under lease, as well as public liability and property damage insurance. However, the precise nature and amount of the insurance carried by each ocean carrier varies from lessee to lessee. In addition, the Registrant has purchased secondary insurance effective in the event that a lessee fails to have adequate primary coverage. This insurance covers liability arising out of bodily injury and/or property damage as a result of the ownership and operation of the containers, as well as insurance against loss or damage to the containers, loss of lease revenues in certain cases and costs of container recovery and repair in the event that a customer goes into bankruptcy. The Registrant believes that the nature and the amounts of its insurance are customary in the container leasing industry and subject to standard industry deductions and exclusions.

     (c)(1)(ii)     Inapplicable.

     (c)(1)(iii)    Inapplicable.

     (c)(1)(iv)     Inapplicable.

     (c)(1)(v) The Registrant's containers are leased globally; therefore, seasonal fluctuations are minimal. Other economic and business factors to which the transportation industry in general and the container leasing industry in particular are subject, include inflation, fluctuations in general business conditions and fluctuations in supply and demand for equipment resulting from, among other things, obsolescence, changes in the methods or economics of a particular mode of transportation or changes in governmental regulations or safety standards.

     (c)(1)(vi) The Registrant established an initial working capital reserve of approximately $300,000 (approximately 1.5% of subscription proceeds raised). In addition, the Registrant may reserve additional amounts from anticipated cash distributions to the partners to meet working capital requirements.

     Amounts due under master leases are calculated at the end of each month and billed approximately six to eight days thereafter. Amounts due under short-term and long-term leases are set forth in the respective lease agreements and are generally payable monthly. However, payment is normally received within 45-100 days of billing. Past due penalties are not customarily collected from lessees, and accordingly are not generally levied by the Leasing Company against lessees of the Registrant's containers.

     (c)(1)(vii) For the year ended December 31, 1998, no single lessee accounted for 10% or more of the Registrant's rental income. The Registrant does not believe that its ongoing business is dependent upon a single customer, although the loss of one or more of its largest customers could have an adverse effect upon its business.

     (c)(1)(viii)   Inapplicable.

     (c)(1)(ix)     Inapplicable.

     (c)(1)(x) Competition among container leasing companies is based upon several factors, including the location and availability of inventory, lease rates, the type, quality and condition of the containers, the quality and flexibility of the service offered and the confidence in and professional relationship with the lessor. Other factors include the speed with which a leasing company can prepare its containers for lease and the ease with which a lessee believes it can do business with a lessor or its local area office. Not all container leasing companies compete in the same market, as some supply only dry cargo containers and not specialized containers, while others offer only long-term leases.

     The Leasing Company, on behalf of the Registrant, competes with various container leasing companies in the markets in which it conducts business, including Transamerica Leasing, GE-Seaco, Textainer Group, Triton Container International Ltd. and others. In a series of recent consolidations, several major leasing companies, as well as numerous smaller ones, have been acquired by competitors. The Leasing Company believes that the current trend toward consolidation in the container leasing industry will continue, making economies of scale, worldwide operations, diversity, size of fleet and financial strength increasingly important to the successful operation of a container leasing business. Additionally, as containerization grows, customers may demand more flexibility from leasing companies regarding per-diem rates, pick-up and drop-off locations, availability of containers and other terms. Some of the Leasing Company's competitors may have greater financial resources than the Leasing Company and may be more capable of offering lower per-diem rates. In the Leasing Company's experience, however, ocean carriers will generally lease containers from more than one leasing company in order to minimize dependence on a single supplier.

     (c)(1)(xi)  Inapplicable.

     (c)(1)(xii) Inapplicable.

     (c)(1)(xiii) The Registrant, as a limited partnership, is managed by CCC, the general partner, and accordingly does not itself have any employees. CCC has 15 employees, consisting of 3 officers, 5 other managers and 7 clerical and staff personnel.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales

     The Registrant's business is not divided between foreign or domestic operations. The Registrant's business is the leasing of containers worldwide to ocean carriers. To this extent the Registrant's operations are subject to the fluctuations of world economic and political conditions. Such factors may affect the pattern and levels of world trade.

     The Registrant believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The Registrant's leases generally require all payments to be made in United States currency.

Item 2. Properties

     As of December 31, 1998, the Registrant owned 3,834 twenty-foot, 1,080 forty-foot and 87 forty-foot high-cube marine dry cargo containers suitable for transporting cargo by rail, sea or highway. The Registrant's containers were originally acquired from various manufacturers in Korea. The average useful life and manufacturers' invoice cost of the containers in the Registrant's fleet as of December 31, 1998 were as follows:


                                                        Estimated
                                                       Useful Life           Average Age         Average Cost
                                                       -----------           -----------         ------------

    20-Foot Dry Cargo Containers                       10-15 years             8 years              $2,887

    40-Foot Dry Cargo Containers                       10-15 years             8 years              $4,679

    40-Foot High-Cube Dry Cargo Containers             10-15 years             8 years              $4,951



     Utilization by lessees of the Registrant's containers fluctuates over time depending on the supply of and demand for containers in the Registrant's inventory locations. During 1998, utilization of the Registrant's containers averaged 78%.

     During 1998, the Registrant disposed of 131 twenty-foot, 60 forty-foot, and eight forty-foot high-cube marine dry cargo containers at an average book loss of $501 per container.

Item 3. Legal Proceedings

     As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, the Parent Company, on February 3, 1997. See Item 9, "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure."

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

     (a)(1)(ii)     Inapplicable.

     (a)(1)(iii)    Inapplicable.

     (a)(1)(iv)     Inapplicable.

     (a)(1)(v)      Inapplicable.

     (a)(2)         Inapplicable.

     (b)            Holders

                                                                   Number of Unit Holders
   (b)(1)         Title of Class                                   as of December 31, 1998
                  --------------                                   -----------------------

                  Units of limited partnership interests                    1,842

     (c)    Dividends

     Inapplicable. For the distributions made by the Registrant to its limited partners, see Item 6 below, "Selected Financial Data."

Item 6. Selected Financial Data


                                                                       Year Ended December 31,
                                       -------------------------------------------------------------------------------------------
                                          1998                1997                1996                1995                1994
                                       -----------         -----------         -----------         -----------         -----------

Net lease revenue                      $ 1,327,862         $ 1,338,664         $ 1,648,740         $ 2,308,180         $ 2,262,297

Net earnings                           $   217,407         $   287,731         $   647,151         $ 1,218,520         $ 1,127,539

Net earnings per unit of
     limited partnership interest      $      4.13         $      5.82         $     13.91         $     27.68         $     25.59

Cash distributions per unit of
     limited partnership interest      $     41.25         $     38.13         $     48.75         $     53.75         $     52.50

At year-end:

Total assets                           $ 9,350,634         $10,820,769         $12,099,994         $13,526,521         $14,475,359

Partners' capital                      $ 9,350,634         $10,820,769         $12,099,994         $13,459,583         $14,459,309




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

     The Registrant's primary objective is to generate cash from operations for distribution to its limited partners. Aside from the initial working capital reserve retained from gross subscription proceeds (equal to approximately 1.5% of such proceeds), the Registrant relies primarily on container rental receipts to meet this objective as well as to finance operating needs. No credit lines are maintained to finance working capital.

     At December 31, 1998, the Registrant had $653,851 in cash and cash equivalents, a decrease of $60,677 and an increase of $10,965, respectively, from the cash balances at December 31, 1997 and December 31, 1996.

     Cash distributions from operations are allocated 5% to the general partner and 95% to the limited partners. Distributions of sale proceeds are allocated 1% to the general partner and 99% to the limited partners. This sharing arrangement will remain in place until the limited partners receive aggregate distributions in an amount equal to their capital contributions, plus a 10% cumulative, compounded (daily), annual return on their adjusted capital contributions. Thereafter, all distributions will be allocated 15% to the general partner and 85% to the limited partners, pursuant to Section 6.1(b) of the Partnership Agreement. Cash distributions from operations to the general partner in excess of 5% of distributable cash will be considered an incentive fee and compensation to the general partner.

     From inception through February 28, 1999, the Registrant has distributed $16,349,941 in cash from operations and $588,095 in cash from container sales proceeds to its limited partners. This represents total distributions of $16,938,036 or approximately 86% of the limited partners' original invested capital. Distributions to partners are determined and paid quarterly, based primarily on each quarter's cash flow from operations and cash generated from container sales. Quarterly distributions are also affected by periodic increases or decreases to working capital reserves, as deemed appropriate by the general partner. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

     The year ended December 31, 1998 was a volatile period for the container leasing market. Opinions on the outlook for the market ranged from optimism that the fallout from the Asian crisis could be contained to concern that it would more seriously affect the global economy. As worries about the global economy intensified, expectations for world economic growth shifted downward. The effects of global financial concerns also slowed the growth of world containerized trade to 5%-6% during 1998 compared to 7%-8% in recent past years, and limited the demand for leased containers by the ocean carriers. At the same time, significant trade imbalances developed between Asia and the rest of the world. The devalued currencies of many Asian countries gave rise to booming exports while, together with restricted credit, curtailing the demand for imports from the West. These trade imbalances prompted renewed requirements for leased containers in many parts of Asia where equipment shortages developed amid declining inventories. But, the increased demand resulting from the shortage of containers in many areas of Asia must be viewed against the continuing large surplus of off-hire units in Europe and the Americas resulting from the shifting trade patterns. These leasing market conditions may impact the Registrant's financial condition and operating performance during 1999. Additionally, see the discussion regarding The Cronos Group under Item 7., Management Discussion and Analysis of Financial Condition and Results of Operations hereof.

RESULTS OF OPERATIONS

1998 - 1997

     Amid this environment of global economic uncertainty, other key trends that have been in evidence over the past few years continued to affect the container leasing industry and the Registrant's operations during 1998. They include consolidation both within the shipping industry and the container leasing industry; greater efficiencies achieved by our customers through the use of mega-size containerships and the pooling of owned equipment; and, the erosion of per-diem rental rates.

     As the leasing industry's equipment remained in surplus, ocean carriers and transport companies continued to be selective about the age and condition of containers taken on-hire. Many have adopted a policy of only leasing containers of a certain age or less. It has been the Registrant's experience that in periods of weak demand, many lessees insist on equipment between three to five years of age. Such criteria currently serves as a barrier to leasing older containers including those within the Registrant's fleet and contributed to the decline in the Registrant's results of operations. The primary component of the Registrant's results of operations is net lease revenue. Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses, from rental revenues billed by the Leasing Company from the leasing of the Registrant's containers. Net lease revenue is directly related to the size, utilization and per-diem rental rates of the Registrant's fleet. Net lease revenue for 1998 declined by approximately 1% when compared to 1997. The Registrant expects net lease revenue to decline in subsequent periods as current container leasing market conditions continue.

     During 1998, utilization averaged 78%, as compared to 76% in the prior year, while the Registrant's average fleet size (as measured in twenty-foot equivalent units ("TEU")) declined from 6,503 TEU in 1997 to 6,321 TEU in 1998. The decline in Registrant's fleet size, combined with a 8% reduction in average per-diem rental rates, contributed to a 6% decline in gross rental revenue (a component of net lease revenue) for 1998 when compared to the previous year.

     Rental equipment operating expenses, when measured as a percentage of rental revenue, were approximately 27% during 1998, as compared to 30% during 1997. Base management fees, dependent on the operating performance of the fleet, declined $11,672, or approximately 7% during 1998. Base management fees are expected to decline in subsequent periods as the Registrant's fleet size declines.

     The Registrant disposed of 131 twenty-foot, 60 forty-foot, and eight forty-foot high-cube marine dry cargo containers during 1998, as compared to 86 twenty-foot, 15 forty-foot marine dry cargo containers and two forty-foot high-cube marine dry cargo containers during 1997. These disposals resulted in a loss of $99,700 for 1998, as compared to a loss of $15,132 for 1997. The Registrant does not believe that the carrying amount of its containers has been permanently impaired or that events or changes in circumstances have indicated that the carrying amount of its containers may not be fully recoverable. The Registrant believes that the 1998 loss on container disposals was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain on container disposals, which may fluctuate in subsequent periods.

1997 - 1996

     The primary component of the Registrant's results of operations is net lease revenue. Net lease revenue is directly related to the size, utilization and per-diem rental rates of the Registrant's fleet. Net lease revenue declined by approximately 19% during 1997 when compared to 1996.

     During 1997, utilization averaged 76%, as compared to 78% in the prior year, while the Registrant's average fleet size (as measured in twenty-foot equivalent units ("TEU")) declined from 6,563 TEU in 1996 to 6,503 TEU in 1997. These declines, combined with a 13% reduction in average per-diem rental rates, contributed to an 16% decline in gross rental revenue. Rental equipment operating expenses were approximately 30% of rental revenue during 1997, as compared to 28% during 1996. This increase was due to higher storage and handling costs associated with lower equipment utilization. Also contributing to higher direct operating expenses was a charge of approximately $58,000 to further provide for and replenish the reserve for doubtful accounts. In 1996, approximately $35,000 was provided for doubtful accounts. Base management fees, dependent on the operating performance of the fleet, declined $26,734, or approximately 14% during 1997 when compared to 1996. Base management fees are expected to decline in subsequent periods as the Registrant's fleet size declines.

     Other general and administrative expenses increased $13,996 or approximately 40% during 1997 when compared to 1996. This was due to an increase of approximately $6,182 in the cost of the Registrant's annual audit, as well as an increase of approximately $12,000 in the cost of preparing and processing the Registrant's regulatory filings.

     The Registrant disposed of 86 twenty-foot, 15 forty-foot, and two forty-foot high-cube marine dry cargo containers during 1997, compared to 74 twenty-foot and seven forty-foot marine dry cargo containers during 1996. These disposals resulted in a loss of $15,132 for 1997, as compared to a gain of $22,455 for 1996. The Registrant does not believe that the carrying amount of its containers has been permanently impaired or that events or changes in circumstances have indicated that the carrying amount of its containers may not be fully recoverable. The Registrant believes that the 1997 loss on container disposals was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain on container disposals, which may fluctuate in subsequent periods.

THE CRONOS GROUP'S CREDIT FACILITY

     In 1993, the Parent Company negotiated a credit facility (hereinafter, the "Credit Facility") with several banks for the use by the Parent Company and its subsidiaries, including CCC. At December 31, 1996, approximately $73,500,000 in principal indebtedness was outstanding under the Credit Facility. As a party to the Credit Facility, CCC is jointly and severally liable for the repayment of all principal and interest owed under the Credit Facility. The obligations of CCC, and the five other subsidiaries of the Parent Company that are borrowers under the Credit Facility, are guaranteed by the Parent Company.

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

     On June 30, 1998, the Parent Company entered into a third amendment (the "Third Amendment") to the Credit Facility. Under the Third Amendment, the remaining principal amount of $36,800,000 was to be amortized in varying monthly amounts commencing on July 31, 1998 with $26,950,000 due on September 30, 1998 and a final maturity date of January 8, 1999. The Parent Company did not repay the amounts due on September 30, 1998 and January 8, 1999. The balance outstanding on the Credit Facility at December 31, 1998 was $33,110,000.

     In March 1999, the Parent Company agreed to a proposal to extend the Credit Facility until September 30, 1999 and expects that a fourth amendment (the "Fourth Amendment"), with a final maturity date of September 30, 1999, will be signed in April 1999.

     The directors of the Parent Company also are pursuing alternative sources of financing to meet the amended repayment obligations anticipated under the Fourth Amendment. Failure to meet revised lending terms would constitute an event of default with the lenders. The declaration of an event of default would result in further defaults with other lenders under loan agreement cross-default provisions. Should a default of the term loans be enforced, the Parent Company and CCC may be unable to continue as going concerns.

     The Registrant is not a borrower under the Credit Facility, and neither the containers nor the other assets of the Registrant have been pledged as collateral under the Credit Facility.

     CCC is unable to determine the impact, if any, these issues may have on the future operating results, financial condition and cash flows of the Registrant or CCC and on the Leasing Company's ability to manage the Registrant's fleet in subsequent periods.


YEAR 2000

     The Registrant relies upon the financial and operational systems provided by the Leasing Company and its affiliates, as well as the systems provided by other independent third parties to service the three primary areas of its business: investor processing/maintenance; container leasing/asset tracking; and accounting finance. The Registrant has received confirmation from its third-party investor processing/maintenance vendor that their system is Year 2000 compliant. The Registrant does not expect a material increase in its vendor servicing fee to reimburse Year 2000 costs. Container leasing/asset tracking and accounting/finance services are provided to the Registrant by CCC and its affiliate, the Leasing Company, pursuant to the respective Limited Partnership Agreement and Leasing Agent Agreement. CCC and the Leasing Company have initiated a program to prepare their systems and applications for the Year 2000. Preliminary studies indicate that testing, conversion and upgrading of system applications is expected to cost CCC and the Leasing Company less than $500,000. Pursuant to the Limited Partnership Agreement, CCC or the Leasing Company, may not seek reimbursement of data processing costs associated with the Year 2000 program. The financial impact of making these required system changes is not expected to be material to the Registrant's financial position, results of operations or cash flows.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Inapplicable

Item 8. Financial Statements and Supplementary Data

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Partners
IEA Income Fund X, L.P.


We have audited the accompanying balance sheets of IEA Income Fund X, L.P., as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEA Income Fund X, L.P., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

As further discussed in Note 10 to the financial statements, The Cronos Group, which is the indirect corporate parent of Cronos Capital Corp., the general partner of the Partnership, is subject to an investigation, commenced on February 10, 1997, by the United States Securities and Exchange Commission. Furthermore, Cronos Capital Corp. and five other subsidiaries of The Cronos Group are borrowers under a credit facility with several banks. The credit facility is guaranteed by The Cronos Group. A substantial payment was due on September 30, 1998, and the entire loan balance was due on January 8, 1999. The Cronos Group did not repay the amount due on September 30, 1998 and January 8, 1999. As of the date of our report, The Cronos Group had not yet secured an extension of the credit facility or obtained a source for repayment of the balance due.

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

                                         Moore Stephens, P.C.
                                         Certified Public Accountants


New York, New York
March 5, 1999

                             IEA INCOME FUND X, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997


                                                                                 1998                  1997
                                                                            ------------          ------------
                           Assets

Current assets:
     Cash and cash equivalents, includes $653,751 in 1998
         and $714,328 in 1997 in interest-bearing accounts (note 3)         $    653,851          $    714,528
     Net lease receivables due from Leasing Company
         (notes 1 and 4)                                                         199,488               247,992
                                                                            ------------          ------------

               Total current assets                                              853,339               962,520
                                                                            ------------          ------------

Container rental equipment, at cost                                           16,545,596            17,249,260
     Less accumulated depreciation                                             8,048,301             7,391,011
                                                                            ------------          ------------
         Net container rental equipment                                        8,497,295             9,858,249
                                                                            ------------          ------------

                                                                            $  9,350,634          $ 10,820,769
                                                                            ============          ============
                    Partners' Capital

Partners' capital (deficit):
     General partner                                                        $    (27,494)         $    (12,792)
     Limited partners (note 8)                                                 9,378,128            10,833,561
                                                                            ------------          ------------

               Total partners' capital                                         9,350,634            10,820,769
                                                                            ------------          ------------

                                                                            $  9,350,634          $ 10,820,769
                                                                            ============          ============



   The accompanying notes are an integral part of these financial statements.

                             IEA INCOME FUND X, L.P.

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                              1998                 1997                 1996
                                                         -----------          -----------          -----------

Net lease revenue (notes 1 and 6)                        $ 1,327,862          $ 1,338,664          $ 1,648,740

Other operating expenses:
   Depreciation (note 1)                                     989,645            1,017,698            1,027,997
   Other general and administrative expenses                  52,794               48,824               34,828
                                                         -----------          -----------          -----------

                                                           1,042,439            1,066,522            1,062,825
                                                         -----------          -----------          -----------

      Earnings from operations                               285,423              272,142              585,915

Other income (expenses):
   Interest income                                            31,684               30,721               38,781
   Net gain (loss) on disposal of equipment                  (99,700)             (15,132)              22,455
                                                         -----------          -----------          -----------
                                                             (68,016)              15,589               61,236
                                                         -----------          -----------          -----------

      Net earnings                                       $   217,407          $   287,731          $   647,151
                                                         ===========          ===========          ===========

Allocation of net earnings:
   General partner                                       $    55,585          $    59,428          $   101,826
   Limited partners                                          161,822              228,303              545,325
                                                         -----------          -----------          -----------

                                                         $   217,407          $   287,731          $   647,151
                                                         ===========          ===========          ===========

Limited partners' per unit share of net earnings         $      4.13          $      5.82          $     13.91
                                                         ===========          ===========          ===========



   The accompanying notes are an integral part of these financial statements.

                             IEA INCOME FUND X, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                        Limited
                                        Partners               General
                                        (Note 8)               Partner               Total
                                      ------------          ------------          ------------

Balances at December 31, 1995         $ 13,465,972          $     (6,389)         $ 13,459,583

Net earnings                               545,325               101,826               647,151

Cash distributions                      (1,911,303)              (95,437)           (2,006,740)
                                      ------------          ------------          ------------

Balances at December 31, 1996           12,099,994                     -            12,099,994

Net earnings                               228,303                59,428               287,731

Cash distributions                      (1,494,736)              (72,220)           (1,566,956)
                                      ------------          ------------          ------------

Balances at December 31, 1997           10,833,561               (12,792)           10,820,769

Net earnings                               161,822                55,585               217,407

Cash distributions                      (1,617,255)              (70,287)           (1,687,542)
                                      ------------          ------------          ------------

Balances at December 31, 1998         $  9,378,128          $    (27,494)         $  9,350,634
                                      ============          ============          ============




   The accompanying notes are an integral part of these financial statements.

                             IEA INCOME FUND X, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                                          1998          1997           1996
                                                                                      -----------   -----------    -----------

Cash flows from operating activities:
     Net earnings                                                                     $   217,407   $   287,731    $   647,151
     Adjustments to reconcile net earnings to net cash provided by (used in)
         operating activities:
              Depreciation                                                                989,645     1,017,698      1,027,997
              Net loss (gain) on disposal of equipment                                     99,700        15,132        (22,455)
              Decrease (increase) in net lease receivables due from Leasing Company       (11,152)      179,567         76,181
                                                                                      -----------   -----------    -----------

                  Total adjustments                                                     1,078,193     1,212,397      1,081,723
                                                                                      -----------   -----------    -----------

                  Net cash provided by operating activities                             1,295,600     1,500,128      1,728,874
                                                                                      -----------   -----------    -----------

Cash flows provided by (used in) investing activities:
     Proceeds from sale of container rental equipment                                     331,265       138,470        164,073
     Purchases of container rental equipment                                                    -             -       (127,622)
     Acquisition fees paid to general partner                                                   -             -         (6,382)
                                                                                      -----------   -----------    -----------

                  Net cash from investing activities                                      331,265       138,470         30,069
                                                                                      -----------   -----------    -----------

Cash flows used in financing activities:
     Distributions to partners                                                         (1,687,542)   (1,566,956)    (2,006,740)
                                                                                      -----------   -----------    -----------

                  Net cash used in financing activities                                (1,687,542)   (1,566,956)    (2,006,740)
                                                                                      -----------   -----------    -----------


Net increase (decrease) in cash and cash equivalents                                      (60,677)       71,642       (247,797)

Cash and cash equivalents at beginning of year                                            714,528       642,886        890,683
                                                                                      -----------   -----------    -----------

Cash and cash equivalents at end of year                                              $   653,851   $   714,528    $   642,886
                                                                                      ===========   ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                             IEA INCOME FUND X, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


(1)     Summary of Significant Accounting Policies

        (a)    Nature of Operations

               IEA Income Fund X, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of California on July 18, 1989 for the purpose of owning and leasing marine cargo containers worldwide to ocean carriers. To this extent, the Partnership's operations are subject to the fluctuations of world economic and political conditions. Such factors may affect the pattern and levels of world trade. The Partnership believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The Partnership's leases generally require all payments to be made in United States currency.

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

               The Leasing Agent Agreement generally provides that the Leasing Company will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC. The Leasing Company leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly one to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations, and rentals are based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Most containers are leased to ocean carriers under master leases; leasing agreements with fixed payment terms are not material to the financial statements. Since there are no material minimum lease rentals, no disclosure of minimum lease rentals is provided in these financial statements.

               See note 10 for further discussion regarding CCC and the Leasing Company.

                             IEA INCOME FUND X, L.P.

                          NOTES TO FINANCIAL STATEMENTS


        (c)    Concentrations of Credit Risk

               The Partnership's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and net lease receivables due from the Leasing Company. See note 3 for further discussion regarding the credit risk associated with cash and cash equivalents.

               Net lease receivables due from the Leasing Company (see notes 1(b) and 4 for discussion regarding net lease receivables) subject the Partnership to a significant concentration of credit risk. These net lease receivables, representing rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC and the Leasing Company, are remitted by the Leasing Company to the Partnership three to four times per month. The Partnership has historically never incurred a loss associated with the collectability of unremitted net lease receivables due from the Leasing Company. However, CCC and the Partnership are unable to predict the outcome of the events discussed in note 10 and their potential impact on the credit risk associated with these net lease receivables.

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

               Actual cash distributions differ from the allocations of net earnings between the general and limited partners as presented in these financial statements. Partnership distributions are based on "distributable cash" and are paid to the general and limited partners on a quarterly basis, in accordance with the provisions of the Partnership Agreement. Partnership distributions from operations are allocated 95% to the limited partners and 5% to the general partner. Distributions from sales proceeds are allocated 99% to the limited partners and 1% to the general partner.

               These allocations remain in effect until such time as the limited partners have received from the Partnership aggregate distributions in an amount equal to their capital contributions plus a 10% cumulative, compounded (daily), annual return on their adjusted capital contributions. Thereafter, all Partnership distributions will be allocated 85% to the limited partners and 15% to the general partner. Cash distributions from operations to the general partner in excess of 5% of distributable cash will be considered an incentive fee and compensation to the general partner.

        (f)    Acquisition Fees

               Pursuant to Article IV Section 4.2 of the Partnership Agreement, acquisition fees paid to CCC are based on 5% of the equipment purchase price. These fees are capitalized and included in the cost of the rental equipment. The fees are payable in two or more installments commencing in the year of purchase.

                             IEA INCOME FUND X, L.P.

                          NOTES TO FINANCIAL STATEMENTS

        (g)    Container Rental Equipment

               In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There were no reductions to the carrying value of container rental equipment during 1998, 1997 and 1996.

               Container rental equipment is depreciated over a twelve-year life on a straight line basis to its salvage value, estimated to be 30%.

        (h)    Income Taxes

               The Partnership is not subject to income taxes, consequently no provision for income taxes has been made. The Partnership files federal and state annual information tax returns, prepared on the accrual basis of accounting. Taxable income or loss is reportable by the partners individually.

        (i)    Financial Statement Presentation

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


(2)     Operating Segment

        The Financial Accounting Standards Board has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which changes the way public business enterprises report financial and descriptive information about reportable operating segments. An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. Management operates the Partnership's container fleet as a homogenous unit and has determined, after considering the requirements of SFAS No. 131, that as such it has a single reportable operating segment.

        The Partnership derives revenues from dry cargo containers. As of December 31, 1998, the Partnership operated 3,834 twenty-foot, 1,080 forty-foot and 87 forty-foot high-cube marine dry cargo containers.

        Due to the Partnership's lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information required by SFAS No. 131. Any attempt to separate "foreign" operations from "domestic" operations would be dependent on definitions and assumptions that are so subjective as to render the information meaningless and potentially misleading.

        No single lessee contributed more than 10% of the rental revenue earned during 1998, 1997 and 1996.

                             IEA INCOME FUND X, L.P.

                          NOTES TO FINANCIAL STATEMENTS


(3)     Cash and Cash Equivalents

        Cash equivalents include highly-liquid investments with a maturity of three months or less on their acquisition date. Cash equivalents are carried at cost which approximates fair value. The Partnership maintains its cash and cash equivalents in accounts which, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk. The Partnership places its cash equivalents in investment grade, short-term debt instruments and limits the amount of credit exposure with any one commercial issuer.


(4)     Net Lease Receivables Due from Leasing Company

        Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at December 31, 1998 and December 31, 1997 were as follows:


                                                              December 31,     December 31,
                                                                 1998             1997
                                                              ------------     ------------
Lease receivables, net of doubtful accounts of $61,113
   in 1998 and $44,032 in 1997                                 $534,261         $544,082
Less:
Direct operating payables and accrued expenses                  185,539          165,210
Damage protection reserve (note 5)                               86,231           68,241
Base management fees                                             54,020           52,816
Reimbursed administrative expenses                                8,983            9,823
                                                               --------         --------

                                                               $199,488         $247,992
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

                             IEA INCOME FUND X, L.P.

                          NOTES TO FINANCIAL STATEMENTS


(6)     Net Lease Revenue

        Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the years ended December 31, 1998, 1997 and 1996, was as follows:


                                                       1998               1997               1996
                                                    ----------         ----------         ----------
Rental revenue (note 2)                             $2,206,585         $2,344,575         $2,788,693
Less:
Rental equipment operating expenses                    587,125            713,128            793,362
Base management fees (note 7)                          150,721            162,393            189,127
Reimbursed administrative expenses (note 7)            140,877            130,390            157,464
                                                    ----------         ----------         ----------

                                                    $1,327,862         $1,338,664         $1,648,740
                                                    ==========         ==========         ==========


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


                                             1998             1997             1996
                                           --------         --------         --------

Base management fees                       $150,721         $162,393         $189,127
Reimbursed administrative expenses          140,877          130,390          157,464
Acquisition fees                                  -                -            3,194
                                           --------         --------         --------

                                           $291,598         $292,783         $349,785
                                           ========         ========         ========


(8)     Limited Partners' Capital

        The limited partners' per unit share of capital at December 31, 1998, 1997 and 1996 was $239, $276 and $309, respectively. This is calculated by dividing the limited partners' capital at the end of the year by 39,206, the total number of limited partnership units.

                             IEA INCOME FUND X, L.P.

                          NOTES TO FINANCIAL STATEMENTS



(9)     Income Taxes

        The reconciliation of net earnings as reported in the statement of operations and as would be reported for federal tax purposes for the years ended December 31, 1998, 1997 and 1996 are as follows:


                                                                                1998                 1997                 1996
                                                                            -----------          -----------          -----------
Net earnings per statement of operations                                    $   217,407          $   287,731          $   647,151
Depreciation for income tax purposes less than
    (in excess of) depreciation for financial statement purposes                881,940              897,555             (488,442)
Gain on disposition of assets for tax purposes in excess of gain on
    disposition for financial statement purposes                                369,625              191,175               40,726
Bad debt expense for tax purposes less than (in excess of) bad debt
    expense for financial statement purposes                                     17,081              (74,529)             (11,801)
                                                                            -----------          -----------          -----------

Net earnings for federal tax purposes                                       $ 1,486,053          $ 1,301,932          $   187,634
                                                                            ===========          ===========          ===========


        At December 31, 1998, the tax basis of total partners' capital was $3,540,114.


(10)    The Cronos Group

        As reported in the Partnership's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, (the "Parent Company"), on February 3, 1997.

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

        Arthur Andersen's reports on the financial statements of CCC and the Partnership, for years preceding 1996, had not contained an adverse opinion or a disclaimer of opinion, nor were any such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

        During the Partnership's fiscal year ended December 31, 1995 and the subsequent interim period preceding Arthur Andersen's resignation, there were no disagreements between CCC or the Partnership and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                             IEA INCOME FUND X, L.P.

                          NOTES TO FINANCIAL STATEMENTS


(10)    The Cronos Group - (continued)

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

        In 1993, the Parent Company negotiated a credit facility (hereinafter, the "Credit Facility") with several banks for the use by the Parent Company and its subsidiaries, including CCC. At December 31, 1996, approximately $73,500,000 in principal indebtedness was outstanding under the Credit Facility. As a party to the Credit Facility, CCC is jointly and severally liable for the repayment of all principal and interest owed under the Credit Facility. The obligations of CCC, and the five other subsidiaries of the Parent Company that are borrowers under the Credit Facility, are guaranteed by the Parent Company.

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

        On June 30, 1998, the Parent Company entered into a third amendment (the "Third Amendment") to the Credit Facility. Under the Third Amendment, the remaining principal amount of $36,800,000 was to be amortized in varying monthly amounts commencing on July 31, 1998 with $26,950,000 due on September 30, 1998 and a final maturity date of January 8, 1999. The Parent Company did not repay the amounts due on September 30, 1998 and January 8, 1999. The balance outstanding on the Credit Facility at December 31, 1998 was $33,110,000.

        In March 1999, the Parent Company agreed to a proposal to extend the Credit Facility until September 30, 1999 and expects that a fourth amendment (the "Fourth Amendment"), with a final maturity date of September 30, 1999, will be signed in April 1999.

        The directors of the Parent Company also are pursuing alternative sources of financing to meet the amended repayment obligations anticipated under the Fourth Amendment. Failure to meet revised lending terms would constitute an event of default with the lenders. The declaration of an event of default would result in further defaults with other lenders under loan agreement cross-default provisions. Should a default of the term loans be enforced, the Parent Company and CCC may be unable to continue as going concerns.

                             IEA INCOME FUND X, L.P.

                          NOTES TO FINANCIAL STATEMENTS



(10)    The Cronos Group - (continued)

        The Partnership is not a borrower under the Credit Facility, and neither the containers nor the other assets of the Partnership have been pledged as collateral under the Credit Facility.

        CCC is unable to determine the impact, if any, these issues may have on the future operating results, financial condition and cash flows of the Partnership or CCC and on the Leasing Company's ability to manage the Partnership's fleet in subsequent periods.

                                                                      Schedule 1


                             IEA INCOME FUND X, L.P.

                 SCHEDULE OF REIMBURSED ADMINISTRATIVE EXPENSES
                       PURSUANT TO ARTICLE IV SECTION 4.4
                          OF THE PARTNERSHIP AGREEMENT

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                 1998             1997             1996
                                                               --------         --------         --------
Salaries                                                       $ 67,065         $ 60,167         $ 75,078
Other payroll related expenses                                   11,596           11,079           13,019
General and administrative expenses                              62,216           59,144           69,367
                                                               --------         --------         --------

Total reimbursed administrative expenses                       $140,877         $130,390         $157,464
                                                               ========         ========         ========


          See report of independent public accountants

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, the Parent Company, on February 3, 1997.

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

     Arthur Andersen's reports on the financial statements of CCC and the Registrant, for years preceding 1996, had not contained an adverse opinion or a disclaimer of opinion, nor were any such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the Registrant's fiscal year ended December 31, 1995 and the subsequent interim period preceding Arthur Andersen's resignation, there were no disagreements between CCC or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

                                    PART III


Item 10.    Directors and Executive Officers of the Registrant

     The Registrant, as such, has no officers or directors, but is managed by CCC, the general partner. The officers and directors of CCC at March 31, 1999, are as follows:

             Name                                       Office
-------------------------------      ---------------------------------------------------------

Dennis J. Tietz                      President, Chief Executive Officer, and Director
Peter J. Younger                     Treasurer, Principal Accounting Officer, and Director
Elinor A. Wexler                     Vice President/Administration and Secretary, and Director
John P. McDonald                     Vice President/Sales, and Director

     DENNIS J. TIETZ Mr. Tietz, 46, as President and Chief Executive Officer, is responsible for the general management of CCC. Mr. Tietz was elected Chief Executive Officer of The Cronos Group, parent company of CCC, in December 1998. Mr. Tietz is also President and a director of Cronos Securities Corp. From 1986 until August 1992, Mr. Tietz was responsible for the organization, marketing and after-market support of CCC's investment programs. Mr. Tietz was a regional manager for CCC, responsible for various container leasing activities in the U.S. and Europe from 1981 to 1986. Prior to joining CCC in December 1981, Mr. Tietz was employed by Trans Ocean Leasing Corporation as Regional Manager based in Houston, with responsibility for all leasing and operational activities in the U.S. Gulf.

     Mr. Tietz holds a B.S. degree in Business Administration from San Jose State University and is a Registered Securities Principal with the NASD.

     PETER J. YOUNGER Mr. Younger, 42, was elected Treasurer and Principal Accounting Officer in 1998. Mr. Younger joined the Board of Directors of CCC in June 1997. See key management personnel of the Leasing Company for further information.

     ELINOR A. WEXLER Ms. Wexler, 50, was elected Vice President - Administration and Secretary of CCC in August 1992. Ms. Wexler joined the Board of Directors of CCC in June 1997. Ms. Wexler has been employed by the General Partner since 1987, and is responsible for investor services, compliance and securities registration. From 1983 to 1987, Ms. Wexler was Manager of Investor Services for The Robert A. McNeil Corporation, a real estate syndication company, in San Mateo, California. From 1971 to 1983, Ms. Wexler held various positions, including securities trader and international research editor, with Nikko Securities Co., International, based in San Francisco.

     Ms. Wexler attended the University of Oregon, Portland State University and the Hebrew University of Jerusalem, Israel. Ms. Wexler is also Vice President and Secretary of Cronos Securities Corp. and a Registered Principal with the NASD.

     JOHN P. MCDONALD Mr. McDonald, 38, was elected Vice President - National Sales Manager of CCC in August 1992, with responsibility for marketing CCC's investment programs. Mr. McDonald joined the Board of Directors of CCC in October 1997. Since 1988, Mr. McDonald had been Regional Marketing Manager for the Southwestern U.S. From 1983 to 1988, Mr. McDonald held a number of container leasing positions with CCC, the most recent of which was as Area Manager for Belgium and the Netherlands, based in Antwerp.

     Mr. McDonald holds a B.S. degree in Business Administration from Bryant College, Rhode Island. Mr. McDonald is also a Vice President of Cronos Securities Corp.

     The key management personnel of the Leasing Company at March 31, 1999, were as follows:

        Name                            Title
--------------------       ---------------------------------------------
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

     STEVE BROCATO Mr. Brocato, 46, was elected President of the Leasing Company's container division in June 1997, and is based in the United Kingdom. Mr. Brocato has held various positions since joining Cronos including, Vice President - Corporate Affairs and Director of Marketing - Refrigerated Containers for Cronos in North and South America. Prior to joining Cronos, Mr. Brocato was a Vice President for ICCU Containers from 1983 to 1985 and was responsible for dry cargo container marketing and operations for the Americas. From 1981 to 1983, he was Regional Manager for Trans Ocean Leasing Ltd.

     PETER J. YOUNGER Mr. Younger, 42, was elected Chief Financial Officer of The Cronos Group in March, 1997, and is based in the United Kingdom. Mr. Younger was appointed Vice President and Controller of Cronos in 1991. He joined IEA in 1987 and served as Director of Accounting and the Vice President and Controller, based in San Francisco. Prior to 1987, Mr. Younger was a certified public accountant and a principal with the accounting firm of Johnson, Glaze and Co. in Salem, Oregon. Mr. Younger holds a B.S. degree in Business Administration from Western Baptist College.

     JOHN M. FOY Mr. Foy, 53, is directly responsible for the Leasing Company's lease marketing and operations in North America, Central America, and South America, and is based in San Francisco. From 1985 to 1993, Mr. Foy was Vice President/Pacific with responsibility for dry cargo container lease marketing and operations in the Pacific Basin. From 1977 to 1985 Mr. Foy was Vice President of Marketing for Nautilus Leasing Services in San Francisco with responsibility for worldwide leasing activities. From 1974 to 1977, Mr. Foy was Regional Manager for Flexi-Van Leasing, a container lessor, with responsibility for container leasing activities in the Western United States. Mr. Foy holds a B.A. degree in Political Science from University of the Pacific, and a Bachelor of Foreign Trade from Thunderbird Graduate School of International Management.

     NICO SCIACOVELLI Mr. Sciacovelli, 49, was elected Vice President - Europe, Middle East and Africa in June 1997. Mr. Sciacovelli is directly responsible for the Leasing Company's lease marketing and operations in Europe, the Middle East and Africa and is based in Italy. Since joining Cronos in 1983, Mr. Sciacovelli served as Area Director and Area Manager for Southern Europe. Prior to joining Cronos, Mr. Sciacovelli was a Sales Manager at Interpool Ltd.

     HARRIS H. T. HO Mr. Ho, 41, was elected Vice President - Asia Pacific in June 1997. Mr. Ho is directly responsible for the Leasing Company's lease marketing and operations in Asia, Australia and the Indian sub-continent and is based in Hong Kong. Since joining Cronos in 1990, Mr. Ho served as Area Director, Hong Kong and China. Prior to joining Cronos, Mr. Ho was a Manager at Sea Containers Pacific Ltd and Sea Containers Hong Kong Limited from 1981 to 1990, responsible for container marketing within Asia. From 1978 to 1981, Mr. Ho was Senior Equipment Controller for Hong Kong Container Line. Mr. Ho holds a Diploma of Management Studies in Marketing from The Hong Kong Polytechnic and The Hong Kong Management Association.

     DAVID HEATHER Mr. Heather, 51, is responsible for all technical and engineering activities of the fleet managed by the Leasing Company. Mr. Heather was Technical Director for LPI, based in the United Kingdom, from 1986 to 1991. From 1980 to 1986, Mr. Heather was employed by ABC Containerline NV as Technical Manager with technical responsibility for the shipping line's fleet of dry cargo, refrigerated and other specialized container equipment. From 1974 to 1980, Mr. Heather was Technical Supervisor for ACT Services Ltd., a shipping line, with responsibility for technical activities related to refrigerated containers. Mr. Heather holds a Marine Engineering Certificate from Riversdale Marine Technical College in England.

     JOHN C. KIRBY Mr. Kirby, 45, is responsible for container purchasing, contract and billing administration, container repairs and leasing-related systems, and is based in the United Kingdom. Mr. Kirby joined CCC in 1985 as European Technical Manager and advanced to Director of European Operations in 1986, a position he held with CCC, and later the Leasing Company, until his promotion to Vice President/Operations of the Leasing Company in 1992. From 1982 to 1985, Mr. Kirby was employed by CLOU Containers, a container leasing company, as Technical Manager based in Hamburg, Germany. Mr. Kirby acquired a professional engineering qualification from the Mid-Essex Technical College in England.

     J. GORDON STEEL Mr. Steel, 66, is directly responsible for the overall lease marketing activity for the Leasing Company's Tank Container Division. From 1990 to 1992, Mr. Steel held the position of Director/General Manager for Tiphook Container's Tank Division. From 1977 to 1990, Mr. Steel held various managerial positions, involving manufacturing and transportation of hazardous materials, with Laporte Industries and ICI, major chemical distribution companies. Mr. Steel is a qualified Chemical Engineer and attended the Associate Royal Technical College in Scotland.

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

     The following table sets forth the fees the Registrant paid (on a cash basis) to CCC for the fiscal year 1998.



                                                                                                               Cash Fees and
        Name                                            Description                                            Distributions
    ------------     -----------------------------------------------------------------------------------     ---------------

1)                   Base  management  fees - equal  to 7% of  gross  lease  revenues  attributable  to operating leases pursuant to Section 4.4 of the Limited Partnership Agreement

    CCC                                                                                                         $ 149,517


2)                   Reimbursed  administrative  expenses - equal to the costs  expended by CCC and its affiliates  for  services  necessary to the prudent  operation  of the  Registrant pursuant to Section 4.5 of the Limited Partnership Agreement

    CCC                                                                                                         $ 141,718


3)                   Interest  in Fund - 5% of  distributions  of  distributable  cash for any  quarter pursuant to Section 6.1 of the Limited Partnership Agreement

    CCC                                                                                                         $  70,287

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

     (c)    Changes in Control

     Inapplicable.


Item 13.    Certain Relationships and Related Transactions

     (a)    Transactions with Management and Others

     The Registrant's only transactions with management and other related parties during 1998 were limited to those fees paid or amounts committed to be paid (on an annual basis) to CCC, the general partner. See Item 11, "Executive Compensation," herein.

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

                                     PART IV


Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)1.  Financial Statements

                                                                                                                     Page
                                                                                                                     ----
     The following financial statements of the Registrant are included in Part II, Item 8:



            Report of Independent Public Accountants..................................................................16


            Balance Sheets - December 31, 1998 and 1997...............................................................17


            Statements of Operations - for the years ended December 31, 1998, 1997 and 1996...........................18


            Statements of Partners' Capital - for the years ended December 31, 1998, 1997 and 1996....................19


            Statements of Cash Flows - for the years ended December 31, 1998, 1997 and 1996...........................20


            Notes to Financial Statements.............................................................................21


            Schedule of Reimbursed Administrative Expenses - for the years ended December 31, 1998, 1997 and 1996.....29




     All other schedules are omitted as the information is not required or the information is included in the financial statements or notes thereto.

     (a)3.  Exhibits


            Exhibit
             No.                                   Description                                             Method of Filing
            --------   -----------------------------------------------------------------------------    ------------------------

            3(a)       Limited  Partnership  Agreement of the Registrant, amended and restated as of           *
                       November 7, 1989

            3(b)       Certificate of Limited Partnership of the Registrant                                   **

            27         Financial Data Schedule                                                          Filed with this document


     (b)    Reports on Form 8-K

            No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1998.


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




                            IEA INCOME FUND X, L.P.


                            By        Cronos Capital Corp.
                                      The General Partner




                            By         /s/ Dennis J. Tietz
                                     ----------------------------------------
                                     Dennis J. Tietz
                                     President and Director of Cronos Capital
                                     Corp. ("CCC")
                                     Principal Executive Officer of CCC




Date:  March 31, 1999


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cronos Capital Corp., the managing general partner of the Registrant, in the capacities and on the dates indicated:

      Signature                                Title                                  Date


  /s/ Dennis J. Tietz                 President and Director of
-------------------------                Cronos Capital Corp.
Dennis J. Tietz                      ("CCC") (Principal Executive                 March 31, 1999
                                           Officer of CCC)

  /s/ Peter Younger                   Treasurer and Director of
-------------------------      Cronos Capital Corp. ("CCC") (Principal
Peter Younger                  Financial and Accounting Officer of CCC)           March 31, 1999

  /s/ John McDonald                     National Sales Manager
-------------------------                  and Director of
John McDonald                            Cronos Capital Corp.                     March 31, 1999



                            SUPPLEMENTAL INFORMATION

     The Registrant's annual report will be furnished to its limited partners on or about April 30, 1999. Copies of the annual report will be concurrently furnished to the Commission for information purposes only, and shall not be deemed to be filed with the Commission.

            Exhibit
             No.                                   Description                                             Method of Filing
            --------   -----------------------------------------------------------------------------    ------------------------

            3(a)       Limited  Partnership  Agreement of the Registrant, amended and restated as of           *
                       November 7, 1989

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