Form 10-Q
period 1999-03-31
IEA INCOME FUND X LP
filed 1999-05-12
CIK 853735

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ----    ----

                             IEA INCOME FUND X, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 1999

                                TABLE OF CONTENTS



                                                                                                                   PAGE
PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements


            Balance Sheets - March 31, 1999 (unaudited) and December 31, 1998                                        4


            Statements of Operations for the three months ended March 31, 1999 and 1998 (unaudited)                  5


            Statements of Cash Flows for the three months ended March 31, 1999 and 1998 (unaudited)                  6


            Notes to Financial Statements (unaudited)                                                                7


  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                   10


  Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                              11


PART II - OTHER INFORMATION


  Item 1.   Legal Proceedings                                                                                       12


  Item 3.   Defaults Upon Senior Securities                                                                         12


  Item 5.   Other Information                                                                                       12


  Item 6.   Exhibits and Reports on Form 8-K                                                                        14

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Presented herein are the Registrant's balance sheets as of March 31, 1999 and December 31, 1998, statements of operations for the three months ended March 31, 1999 and 1998, and statements of cash flows for the three months ended March 31, 1999 and 1998.

                             IEA INCOME FUND X, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)



                                                                                       March 31,              December 31,
                                                                                         1999                      1998
                                                                                     ------------             ------------
                             Assets

Current assets:
       Cash and cash equivalents, includes $668,922 at March 31, 1999 and
             $653,751 at December 31, 1998 in interest-bearing accounts              $    669,022             $    653,851
       Net lease receivables due from Leasing Company
             (notes 1 and 2)                                                              141,848                  199,488
                                                                                     ------------             ------------

                      Total current assets                                                810,870                  853,339
                                                                                     ------------             ------------

Container rental equipment, at cost                                                    16,156,436               16,545,596
       Less accumulated depreciation                                                    8,091,382                8,048,301
                                                                                     ------------             ------------
             Net container rental equipment                                             8,065,054                8,497,295
                                                                                     ------------             ------------

                                                                                     $  8,875,924             $  9,350,634
                                                                                     ============             ============
                             Partners' Capital

Partners' capital (deficit):
       General partner                                                               $    (32,241)            $    (27,494)
       Limited partners                                                                 8,908,165                9,378,128
                                                                                     ------------             ------------

                      Total partners' capital                                           8,875,924                9,350,634
                                                                                     ------------             ------------

                                                                                     $  8,875,924             $  9,350,634
                                                                                     ============             ============



   The accompanying notes are an integral part of these financial statements.

                             IEA INCOME FUND X, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                          Three Months Ended
                                                                   -------------------------------
                                                                    March 31,            March 31,
                                                                      1999                  1998
                                                                   ----------            ---------
Net lease revenue (notes 1 and 3)                                  $ 275,601             $ 332,880
Other operating expenses:
    Depreciation                                                     237,755               250,237
    Other general and administrative expenses                         14,576                12,987
                                                                   ---------             ---------
                                                                     252,331               263,224
                                                                   ---------             ---------
         Earnings from operations                                     23,270                69,656

Other income (loss):
    Interest income                                                    7,018                 8,559
    Net loss on disposal of equipment                                (83,918)              (14,970)
                                                                   ---------             ---------
                                                                     (76,900)               (6,411)
                                                                   ---------             ---------
         Net earnings (loss)                                       $ (53,630)            $  63,245
                                                                   =========             =========
Allocation of net earnings (loss):
    General partner                                                $  12,019             $  14,586
    Limited partners                                                 (65,649)               48,659
                                                                   ---------             ---------
                                                                   $ (53,630)            $  63,245
                                                                   =========             =========

Limited partners' per unit share of net earnings (loss)            $   (1.67)            $    1.24
                                                                   =========             =========





   The accompanying notes are an integral part of these financial statements.

                             IEA INCOME FUND X, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                     Three Months Ended
                                                                -------------------------------
                                                                 March 31,            March 31,
                                                                   1999                 1998
                                                                ---------             ---------
Net cash provided by operating activities                       $ 295,541             $ 251,241

Cash flows provided by investing activities:
    Proceeds from sale of container rental equipment              140,710                95,479

Cash flows used in financing activities:
    Distribution to partners                                     (421,080)             (410,117)
                                                                ---------             ---------

Net increase (decrease) in cash and cash equivalents               15,171               (63,397)

Cash and cash equivalents at January 1                            653,851               714,528
                                                                ---------             ---------

Cash and cash equivalents at March 31                           $ 669,022             $ 651,131
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

(2)        Net Lease Receivables Due from Leasing Company

           Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1999 and December 31, 1998 were as follows:



                                                                                 March 31,         December 31,
                                                                                   1999                1998
                                                                                 ---------         ------------
               Lease receivables, net of doubtful accounts of $49,800
                   at March 31, 1999 and $61,113 at December 31, 1998            $492,558            $534,261
               Less:
               Direct operating payables and accrued expenses                     206,226             185,539
               Damage protection reserve                                           87,565              86,231
               Base management fees                                                48,626              54,020
               Reimbursed administrative expenses                                   8,293               8,983
                                                                                 --------            --------
                                                                                 $141,848            $199,488
                                                                                 ========            ========


                                                                    (Continued)

                             IEA INCOME FUND X, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



(3)        Net Lease Revenue

           Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1999 and 1998 was as follows:


                                                                 Three Months Ended
                                                              -----------------------------
                                                              March 31,           March 31,
                                                                1999                1998
                                                              ---------           ---------
               Rental revenue (note 4)                        $462,740            $561,190
               Less:
               Rental equipment operating expenses             128,603             147,432
               Base management fees                             32,171              38,966
               Reimbursed administrative expenses               26,365              41,912
                                                              --------            --------
                                                              $275,601            $332,880
                                                              ========            ========

(4)        Operating Segment

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

           The Partnership derives its revenues from owning and leasing marine cargo containers. As of March 31, 1999, the Partnership operated 3,764 twenty-foot, 1,041 forty-foot and 86 forty-foot high-cube marine dry cargo containers.

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

1) Material changes in financial condition between March 31, 1999 and December 31, 1998.

           At March 31, 1999, the Registrant had $669,022 in cash and cash equivalents, an increase of $15,171 from the cash balances at December 31, 1998. Net lease receivables at March 31, 1999 decreased 29% when compared to December 31, 1998.


           The Registrant's cash distribution from operations for the first quarter of 1999 was 6.50% (annualized) of the limited partners' original capital contribution, unchanged from the fourth quarter of 1998. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly. The cash distribution from sales proceeds for the first quarter of 1999 was 1.75% (annualized) of the limited partners' original capital contribution, an increase of .50% from the fourth quarter of 1998. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

           Growth in intra-Asian trade and improving lease-out activity in some key locations have expanded the requirement for leased containers in selected locations. As a result of these slowly improving trends, trade volumes in several markets are rebounding and utilization of the Registrant's equipment has been recently improving. However, per-diem rental rates remain unchanged and container imbalances are expected to continue for the remainder of 1999. In light of the encouraging signs mentioned above, the Registrant will selectively increase its repositioning of available equipment to higher demand locations when it believes that the impact will have a positive effect on operations.

2) Material changes in the results of operations between the three-month period ended March 31, 1999 and the three-month period ended March 31, 1998.

           Net lease revenue for the three-month period ended March 31, 1999 was $275,601, a decrease of approximately 17% from the same period in the prior year. Gross rental revenue (a component of net lease revenue) for the three-month period ended March 31, 1999 was $462,740, a decline of 18% from the same period in the prior year. Gross rental revenue was primarily impacted by lower per-diem rental rates. Average per-diem rental rates declined 5% when compared to the same period in the prior year. The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1999 and 1998 were as follows:


                                                                                   Three Months Ended
                                                                               ---------------------------
                                                                               March 31,         March 31,
                                                                                 1999              1998
                                                                               ---------         ---------
               Average fleet size (measured in twenty-foot equivalent
                      units (TEU))                                               6,097             6,408
               Average Utilization                                                  70%               79%

           Rental equipment operating expenses were 28% of the Registrant's gross lease revenue during the three-month period ended March 31, 1999, as compared to 26% during the three-month period ended March 31, 1998. Base management fees, dependent on the operating performance of the fleet, declined approximately 17% during the three-month period ended March 31, 1999 when compared to the same period in the prior year.

           The Registrant disposed of 70 twenty-foot, 39 forty-foot and one forty-foot high-cube marine cargo containers during the first quarter of 1999, as compared to 22 twenty-foot, 12 forty-foot and two forty-foot high-cube marine cargo containers during the same period in the prior year. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals.

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

           Cautionary Statement

           This Quarterly Report on Form 10-Q contains statements relating to future results of the Registrant, including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in: economic conditions; trade policies; demand for and market acceptance of leased marine cargo containers; competitive utilization and per-diem rental rate pressures; as well as other risks and uncertainties, including but not limited to those described above in the discussion of the marine container leasing business under Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations; and those detailed from time to time in the filings of the Registrant with the Securities and Exchange Commission.

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

           In March 1999, the Parent Company agreed to a fourth amendment (the "Fourth Amendment") to the Bank Facility under which the final maturity date will be September 1999. The Fourth Amendment became effective as of March 31, 1999 subject to the satisfaction thereafter of various conditions, including the delivery of the Parent Company's audited financial statements for 1998, together with various legal opinions and other loan documentation by April 15, 1999. This date was extended to April 30, 1999. The Parent Company furnished the required legal opinions and other loan documentation which are now under review.

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

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits


            Exhibit
               No.                           Description                                           Method of Filing
            -------       ----------------------------------------------------                ------------------------
              3(a)        Limited Partnership Agreement of the Registrant,
                          amended and restated as of November 7, 1989                         *

              3(b)        Certificate of Limited Partnership of the Registrant                **

              27          Financial Data Schedule                                             Filed with this document


(b)        Reports on Form 8-K

           No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1999.







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




Date: May 15, 1999

                                  EXHIBIT INDEX



            Exhibit
               No.                           Description                                           Method of Filing
            -------       ----------------------------------------------------                ------------------------
              3(a)        Limited Partnership Agreement of the Registrant,
                          amended and restated as of November 7, 1989                         *

              3(b)        Certificate of Limited Partnership of the Registrant                **

              27          Financial Data Schedule                                             Filed with this document






------------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated November 7, 1989, included as part of Registration Statement on Form S-1 (No. 33-30245)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-30245)