Form 10-Q
period 1999-06-30
IEA INCOME FUND X LP
filed 1999-08-13
CIK 853735

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________


                         Commission file number 0-18982

                             IEA INCOME FUND X, L.P.
             (Exact name of registrant as specified in its charter)


            California                                        94-3098648
 -------------------------------                           ------------------
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

                             IEA INCOME FUND X, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 1999

                                TABLE OF CONTENTS



                                                                                                PAGE
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements
         Balance Sheets - June 30, 1999 (unaudited) and December 31, 1998                         4
         Statements of Operations for the three and six months ended June 30,
         1999 and 1998 (unaudited)                                                                5
         Statements of Cash Flows for the six months ended June 30, 1999
           and 1998 (unaudited)                                                                   6
         Notes to Financial Statements (unaudited)                                                7
 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations   10
 Item 3. Quantitative and Qualitative Disclosures About Market Risk                              12

PART II- OTHER INFORMATION
 Item 1. Legal Proceedings                                                                       13
 Item 3. Defaults Upon Senior Securities                                                         13
 Item 5. Other Information                                                                       13
 Item 6. Exhibits and Reports on Form 8-K                                                        14

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Presented herein are the Registrant's balance sheets as of June 30, 1999 and December 31, 1998, statements of operations for the three and six months ended June 30, 1999 and 1998, and statements of cash flows for the six months ended June 30, 1999 and 1998.

                             IEA INCOME FUND X, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)



                                                                              June 30,           December 31,
                                                                                1999                 1998
                                                                            ------------         ------------
                 Assets

Current assets:
   Cash and cash equivalents, includes $566,819 at June 30, 1999 and
      $653,751 at December 31, 1998 in interest-bearing accounts            $    566,919         $    653,851
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                            130,100              199,488
                                                                            ------------         ------------

         Total current assets                                                    697,019              853,339
                                                                            ------------         ------------

Container rental equipment, at cost                                           15,818,357           16,545,596
   Less accumulated depreciation                                               8,149,039            8,048,301
                                                                            ------------         ------------
      Net container rental equipment                                           7,669,318            8,497,295
                                                                            ------------         ------------

                                                                            $  8,366,337         $  9,350,634
                                                                            ============         ============
            Partners' Capital

Partners' capital (deficit):
   General partner                                                          $    (37,336)        $    (27,494)
   Limited partners                                                            8,403,673            9,378,128
                                                                            ------------         ------------

         Total partners' capital                                               8,366,337            9,350,634
                                                                            ------------         ------------

                                                                            $  8,366,337         $  9,350,634
                                                                            ============         ============



   The accompanying notes are an integral part of these financial statements.

                             IEA INCOME FUND X, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                            Three Months Ended                  Six Months Ended
                                                        ---------------------------         ---------------------------
                                                         June 30,         June 30,          June 30,          June 30,
                                                           1999             1998              1999              1998
                                                        ---------         ---------         ---------         ---------
Net lease revenue (notes 1 and 3)                       $ 227,987         $ 356,568         $ 503,588         $ 689,448

Other operating expenses:
   Depreciation                                           233,687           247,814           471,442           498,051
   Other general and administrative expenses                8,269             9,766            22,845            22,753
                                                        ---------         ---------         ---------         ---------
                                                          241,956           257,580           494,287           520,804
                                                        ---------         ---------         ---------         ---------

      Earnings (loss) from operations                     (13,969)           98,988             9,301           168,644

Other income (loss):
   Interest income                                          6,650             8,362            13,668            16,921
   Net loss on disposal of equipment                      (17,579)          (13,110)         (101,497)          (28,080)
                                                        ---------         ---------         ---------         ---------
                                                          (10,929)           (4,748)          (87,829)          (11,159)
                                                        ---------         ---------         ---------         ---------

      Net earnings (loss)                               $ (24,898)        $  94,240         $ (78,528)        $ 157,485
                                                        =========         =========         =========         =========

Allocation of net earnings (loss):
   General partner                                      $  14,021         $  14,897         $  26,040         $  29,483
   Limited partners                                       (38,919)           79,343          (104,568)          128,002
                                                        ---------         ---------         ---------         ---------

                                                        $ (24,898)        $  94,240         $ (78,528)        $ 157,485
                                                        =========         =========         =========         =========

Limited partners' per unit share of net earnings        $   (1.00)        $    2.02         $   (2.67)        $    3.26
                                                        =========         =========         =========         =========



   The accompanying notes are an integral part of these financial statements.

                             IEA INCOME FUND X, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                 Six Months Ended
                                                           ---------------------------
                                                            June 30,          June 30,
                                                              1999             1998
                                                           ---------         ---------
Net cash provided by operating activities                  $ 558,357         $ 603,160

Cash flows provided by investing activities:
   Proceeds from sale of container rental equipment          260,481           175,014

Cash flows used in financing activities:
   Distribution to partners                                 (905,770)         (820,234)
                                                           ---------         ---------


Net decrease in cash and cash equivalents                    (86,932)          (42,060)


Cash and cash equivalents at January 1                       653,851           714,528
                                                           ---------         ---------


Cash and cash equivalents at June 30                       $ 566,919         $ 672,468
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

        As of June 30, 1999, the Partnership owned and operated 3,682 twenty-foot, 1,018 forty-foot and 86 forty-foot high-cube marine dry cargo containers.

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


(2) Net Lease Receivables Due from Leasing Company

        Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1999 and December 31, 1998 were as follows:


                                                                    June 30,       December 31,
                                                                      1999            1998
                                                                    --------        --------
Lease receivables, net of doubtful accounts of
   $62,980 at June 30, 1999 and $61,113 at December 31, 1998        $468,652        $534,261

Less:
Direct operating payables and accrued expenses                       200,184         185,539
Damage protection reserve                                             84,967          86,231
Base management fees                                                  46,017          54,020
Reimbursed administrative expenses                                     7,384           8,983
                                                                    --------        --------

                                                                    $130,100        $199,488
                                                                    ========        ========

                                                                     (Continued)

                             IEA INCOME FUND X, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3) Net Lease Revenue

        Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1999 and 1998 was as follows:


                                               Three Months Ended                  Six Months Ended
                                          ----------------------------        ----------------------------
                                           June 30,          June 30,          June 30,          June 30,
                                             1999              1998              1999              1998
                                          ----------        ----------        ----------        ----------
Rental revenue (note 4)                   $  422,429        $  551,406        $  885,169        $1,112,596
Less:
Rental equipment operating expenses          138,962           126,479           267,565           273,911
Base management fees                          28,784            37,692            60,955            76,658
Reimbursed administrative expenses            26,696            30,667            53,061            72,579
                                          ----------        ----------        ----------        ----------

                                          $  227,987        $  356,568        $  503,588        $  689,448
                                          ==========        ==========        ==========        ==========

(4) Operating Segment

        The Financial Accounting Standards Board has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changes the way public business enterprises report financial and descriptive information about reportable operating segments. An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. Management operates the Partnership's container fleet as a homogenous unit and has determined, after considering the requirements of SFAS No. 131, that as such it has a single reportable operating segment.

        The Partnership derives its revenues from owning and leasing marine cargo containers. As of June 30, 1999, the Partnership operated 3,682 twenty-foot, 1,018 forty-foot and 86 forty-foot high-cube marine dry cargo containers.

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


1) Material changes in financial condition between June 30, 1999 and December 31, 1998.

        During the first six months of 1999, the Registrant disposed of 215 containers as part of its ongoing container operations. At June 30, 1999, 91% of the original equipment remained in the Registrant's fleet, as compared to 95% at December 31, 1998, and was comprised of the following:


                                                           40-Foot
                                 20-Foot      40-Foot     High-Cube
                                  -----        -----        -----
Containers on lease:
     Term leases                    440          204           18
     Master leases                2,264          558           56
                                  -----        -----        -----
        Subtotal                  2,704          762           74

Containers off lease                978          256           12
                                  -----        -----        -----

     Total container fleet        3,682        1,018           86
                                  =====        =====        =====


                                                                                                   40-Foot
                                             20-Foot                     40-Foot                   High-Cube
                                        ------------------         ------------------         ------------------
                                        Units          %           Units          %           Units          %
                                        -----        -----         -----        -----         -----        -----
Total purchases                         4,000          100%        1,150          100%          100          100%
    Less disposals                        318            8%          132           11%           14           14%
                                        -----        -----         -----        -----         -----        -----

Remaining fleet at June 30, 1999        3,682           92%        1,018           89%           86           86%
                                        =====        =====         =====        =====         =====        =====


        At June 30, 1999, the Registrant had $566,919 in cash and cash equivalents, a decrease of $86,932 from the December 31, 1998 cash balances. Net lease receivables at June 30, 1999 decreased 35% when compared to December 31, 1998.

        The Registrant's cash distribution from operations for the second quarter of 1999 was 6.0% (annualized) of the limited partners' original capital contribution, a decline from the first quarter of 1999 distribution of 6.5% (annualized). These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly. The cash distribution from sales proceeds for the second quarter of 1999 was 2.25% (annualized) of the limited partners' original capital contribution, a decline from the first quarter of 1999 of 3.00% (annualized). Sales proceeds distributed to the limited partners may fluctuate in subsequent periods, reflecting the level of container disposals.

        The sentiment with respect to the container industry's slump over the past two years has turned more favorable in recent months as evidence suggests a turnaround is underway with respect to Asia's economic crisis. In recent months, economic reforms in Asia, as well as in Latin America, have begun to produce gradual improvement in terms of world trade, and there are preliminary indications that containerized trade volumes from North America and Europe to Asia, in particular, may be stabilizing. In addition, intra-Asian trade, which also has stagnated since the

        Asia financial crisis began nearly two years ago, has shown increased activity in recent months. These favorable signs, however, have yet to produce any significant positive impact on the Registrant's operating performance. In spite of the reduced redelivery of on-hire equipment by the ocean carriers, per-diem rental rates, which declined sharply over the past two years, have continued to soften as a result of competitive market conditions, decreased demand and high inventories.

        The Registrant continues to take advantage of its strong marketing resources in order to seek out leasing opportunities during this period in which seasonal factors are also influencing the increased demand. At the same time, it has identified specific strategies intended to strengthen on-hire volumes and enhance utilization of the container fleet. The short-term objective is to improve utilization by offering greater leasing incentives and actively moving surplus, off-hire equipment to higher-demand locations. While this short-term strategy will increase repositioning expenses, it may also minimize those expenses related to handling and storing off-hire containers. These measures will also provide the longer-term advantage of placing the containers where the demand is greatest.


2) Material changes in the results of operations between the three and six-month periods ended June 30, 1999 and the three and six-month periods ended June 30, 1998.

        Net lease revenue for the three and six-month periods ended June 30, 1999 was $227,987 and $503,588, respectively, a decrease of approximately 36% and 27%, respectively, from the same periods in the prior year. Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1999 was $422,429 and $885,169, respectively, a decline of 23% and 20 from the same respective periods in the prior year. Gross rental revenue was primarily impacted by lower per-diem rental rates. Average per-diem rental rates declined 6% for both the three and six-month periods ended June 30, 1999 when compared to the same periods in the prior year. The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1999 and 1998 were as follows:

                                                      Three Months Ended           Six Months Ended
                                                      ------------------           ----------------
                                                    June 30,      June 30,      June 30,      June 30,
                                                      1999          1998          1999          1998
                                                      ----          ----          ----          ----
        Average fleet size (measured in
           twenty-foot equivalent units (TEU))        5,954         6,351         6,026         6,384
        Average Utilization                              71%           81%           71%           80%

        Rental equipment operating expenses were 33% and 30%, respectively, of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1999, as compared to 23% and 25%, respectively, of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1998.

        Year 2000

        The Registrant relies upon the financial and operational systems provided by the Leasing Company and its affiliates, as well as the systems provided by other independent third parties to service the three primary areas of its business: investor processing/maintenance; container leasing/asset tracking; and accounting finance. The Leasing Company's computer systems have undergone modifications in order to render the systems ready for the Year 2000. The Leasing Company has completed a detailed inventory of all software and hardware systems and has identified all components that need to be modified. The Leasing Company has completed all the necessary changes and testing in a dedicated Year 2000 environment. The Leasing Company anticipates that all compliant code will be live by the end of August 1999. The Leasing Company has contacted all of its critical business suppliers and has been advised that their systems are Year 2000 compliant. The Leasing Company has also confirmed the compliance of its suppliers' products through its own extensive testing. Expenses associated with addressing Year 2000 issues are being recognized as incurred. Management has not yet assessed the Year 2000 compliance expense but does not anticipate the costs incurred to date or to be incurred in the future by the Leasing Company and its affiliates to be in excess of

        $500,000. None of the costs incurred with respect to Year 2000 compliance will be borne by the Registrant. The Leasing Company believes it will be able to resolve any major Year 2000 issues. The Leasing Company is aware of the implications of a Year 2000 computer system failure and is currently in the process of developing its contingency plans. While management believes the possibility of a Year 2000 system failure to be remote, if the Leasing Company's internal systems or those of its critical business suppliers fail, the Leasing Company's consolidated financial position, liquidity or results of operations may be adversely affected.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

        As the Registrant has previously reported, in February 1997, its former outside auditors, Arthur Andersen LLP ("Arthur Andersen"), resigned as auditors to The Cronos Group (the "Parent Company"), its subsidiaries, and all other entities affiliated with the Parent Company, including the Registrant. The Parent Company is the indirect corporate parent of CCC, the managing general partner of the Registrant. CCC does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

        Arthur Andersen's reports on the financial statements of CCC and the Registrant, for years preceding 1996, had not contained an adverse opinion or a disclaimer of opinion, nor were any such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

        During the Registrant's fiscal year ended December 31, 1995, and the subsequent interim period preceding Arthur Andersen's resignation, there were no disagreements between CCC or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

        In connection with its resignation, Arthur Andersen prepared a report pursuant to Section 10A of the Securities Exchange Act of 1934, as amended, for filing by the Parent Company with the Securities and Exchange Commission ("SEC"). As a result of the Arthur Andersen report, the SEC commenced an investigation of the Parent Company on February 10, 1997. The purpose of the investigation has been to determine whether the Parent Company and persons associated with the Parent Company violated the federal securities laws administered by the SEC. The Registrant does not believe that the focus of the SEC's investigation is upon the Registrant or CCC.

        Current management of the Parent Company has been in discussions with the staff of the SEC with a view to settling the investigation. The Parent Company is hopeful of reaching a settlement of the investigation by the end of 1999.


Item 3. Defaults Upon Senior Securities

        See Item 5. Other Information.


Item 5. Other Information

        In 1993, the Parent Company negotiated a credit facility with several banks for the use by the Parent Company and its subsidiaries, including CCC. At December 31, 1998, approximately $33,110,000 in principal indebtedness was outstanding under that credit facility (none of which had been borrowed by the Registrant). As a party to that credit facility, CCC was jointly and severally liable for the repayment of all principal and interest owed under the credit facility. On August 2, 1999, all outstanding amounts under the credit facility were repaid through the establishment of a new credit facility with two financial institutions. CCC is not a party to the new loan agreement. The Parent Company has guaranteed up to $10 million of amounts borrowed under the new credit facility and, as partial security for this guarantee, the Parent Company has pledged all of the capital stock held by it in Cronos Holding/Investments (U.S.), Inc., a Delaware corporation that, in turn, owns all of the outstanding capital stock of CCC.

        The Registrant is not a borrower under the new credit facility established by the Parent Company, and neither the containers nor the other assets of the Registrant have been pledged as collateral under the new credit facility.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

      Exhibit
         No.                       Description                                Method of Filing
         ---                       -----------                                ----------------
        3(a)    Limited Partnership Agreement of the                                 *
                Registrant, amended and restated as of November 7, 1989

        3(b)    Certificate of Limited Partnership of the                            **
                Registrant

        27      Financial Data Schedule                                              Filed with this document


(b)  Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1999.




















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




                                            IEA INCOME FUND X, L.P.


                                            By   Cronos Capital Corp.
                                                 The General Partner




                                            By /s/ Dennis J. Tietz
                                               ---------------------------------
                                               Dennis J. Tietz
                                               President and Director of
                                               Cronos Capital Corp. ("CCC")
                                               Principal Executive Officer of
                                               CCC




Date:  August 16, 1999

                                  EXHIBIT INDEX


      Exhibit
         No.                       Description                                Method of Filing
         ---                       -----------                                ----------------
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