Form 10-Q
period 2000-03-31
IEA INCOME FUND X LP
filed 2000-05-15
CIK 853735

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO
                                                        -------  -------


                         Commission file number 0-18982

                             IEA INCOME FUND X, L.P.
             (Exact name of registrant as specified in its charter)


            California                                            94-3098648
  (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)


         444 Market Street, 15th Floor, San Francisco, California    94111
                 (Address of principal executive offices)          (Zip Code)

                                 (415) 677-8990
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

                             IEA INCOME FUND X, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2000

                                TABLE OF CONTENTS




                                                                                                                 PAGE
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements


         Condensed Balance Sheets - March 31, 2000 and December 31, 1999 (unaudited)                              4


         Condensed Statements of Operations for the three months ended March 31, 2000 and 1999 (unaudited)        5


         Condensed Statements of Cash Flows for the three months ended March 31, 2000 and 1999 (unaudited)        6


         Notes to Condensed Financial Statements (unaudited)                                                      7


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                   10


 Item 3. Quantitative and Qualitative Disclosures About Market Risk                                              11


PART II - OTHER INFORMATION


 Item 6. Exhibits and Reports on Form 8-K                                                                         12

                         PART I - FINANCIAL INFORMATION


 Item 1. Financial Statements

         Presented herein are the Registrant's condensed balance sheets as of March 31, 2000 and December 31, 1999, condensed statements of operations for the three months ended March 31, 2000 and 1999, and condensed statements of cash flows for the three months ended March 31, 2000 and 1999.

                             IEA INCOME FUND X, L.P.

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)


                                                                             March 31,         December 31,
                                                                               2000                1999
                                                                           -------------       -------------

                 Assets

Current assets:

   Cash and cash equivalents, includes $427,911 at March 31, 2000 and
        $356,206 at December 31, 1999 in interest-bearing accounts         $     428,027       $     356,306

   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                            151,195             177,496
                                                                           -------------       -------------

         Total current assets                                                    579,222             533,802
                                                                           -------------       -------------

Container rental equipment, at cost                                           15,008,640          15,457,224

   Less accumulated depreciation                                               8,377,012           8,409,983
                                                                           -------------       -------------
      Net container rental equipment                                           6,631,628           7,047,241
                                                                           -------------       -------------

         Total assets                                                      $   7,210,850       $   7,581,043
                                                                           =============       =============
            Partners' Capital

Partners' capital (deficit):
   General partner                                                         $     (49,397)      $     (45,189)
   Limited partners                                                            7,260,247           7,626,232
                                                                           -------------       -------------

         Total partners' capital                                           $   7,210,850       $   7,581,043
                                                                           =============       =============


   The accompanying notes are an integral part of these condensed financial statements.

                             IEA INCOME FUND X, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                      Three Months Ended
                                                  --------------------------
                                                  March 31,       March 31,
                                                     2000            1999
                                                  ---------       ---------
Net lease revenue (notes 1 and 3)                 $ 243,536       $ 275,601

Other operating expenses:
  Depreciation                                      221,804         237,755
  Other general and administrative expenses          13,524          14,576
                                                  ---------       ---------
                                                    235,328         252,331
                                                  ---------       ---------

    Income from operations                            8,208          23,270

Other income (loss):
  Interest income                                     3,853           7,018
  Net loss on disposal of equipment                 (50,586)        (83,918)
                                                  ---------       ---------
                                                    (46,733)        (76,900)
                                                  ---------       ---------

    Net loss                                      $ (38,525)      $ (53,630)
                                                  =========       =========

Allocation of net loss:
  General partner                                 $   8,910       $  12,019
  Limited partners                                  (47,435)        (65,649)
                                                  ---------       ---------
                                                  $ (38,525)      $ (53,630)
                                                  =========       =========

Limited partners' per unit share of net loss      $   (1.21)      $   (1.67)
                                                  =========       =========

   The accompanying notes are an integral part of these condensed financial statements.

                             IEA INCOME FUND X, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                           Three Months Ended
                                                        -------------------------
                                                        March 31,       March 31,
                                                           2000            1999
                                                        ---------       ---------
Net cash provided by operating activities               $ 304,423       $ 295,541

Cash flows provided by investing activities:
  Proceeds from sale of container rental equipment         98,966         140,710

Cash flows used in financing activities:
  Distribution to partners                               (331,668)       (421,080)
                                                        ---------       ---------


Net increase in cash and cash equivalents                  71,721          15,171


Cash and cash equivalents at January 1                    356,306         653,851
                                                        ---------       ---------


Cash and cash equivalents at March 31                   $ 428,027       $ 669,022
                                                        =========       =========


   The accompanying notes are an integral part of these condensed financial statements.

                             IEA INCOME FUND X, L.P.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


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

     (b) Leasing Company and Leasing Agent Agreement

         Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested in CCC. CCC has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership's containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards (SFAS) No. 13, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

         The Leasing Agent Agreement generally provides that the Leasing Company will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC. The Leasing Company leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly one to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations; rentals are based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Most containers are leased to ocean carriers under master leases; leasing agreements with fixed payment terms are not material to the financial statements. Since there are no material minimum lease rentals, no disclosure of minimum lease rentals is provided in these condensed financial statements.

                             IEA INCOME FUND X, L.P.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


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

     (d) Financial Statement Presentation

         These condensed financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting procedures have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership's latest annual report on Form 10-K.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 2000 and December 31, 1999 were as follows:


                                                        March 31,       December 31,
                                                          2000               1999
                                                     -------------      -------------
Gross lease receivables                              $     579,382      $     518,979
Less:
Direct operating payables and accrued expenses             207,841            154,207
Damage protection reserve                                   71,452             72,336
Base management fees payable                                43,882             51,184
Reimbursed administrative expenses                          18,028              8,958
Allowance for doubtful accounts                             86,984             54,798
                                                     -------------      -------------

Net lease receivables                                $     151,195      $     177,496
                                                     =============      =============

                             IEA INCOME FUND X, L.P.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 2000 and 1999 was as follows:



                                            Three Months Ended
                                         ------------------------
                                         March 31,      March 31,
                                            2000           1999
                                         ---------      ---------
Rental revenue (note 4)                  $ 437,758      $ 462,740
Less:
Rental equipment operating expenses        135,497        128,603
Base management fees                        28,035         32,171
Reimbursed administrative expenses          30,690         26,365
                                         ---------      ---------

                                         $ 243,536      $ 275,601
                                         =========      =========


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

     The Partnership derives its revenues from marine dry cargo containers. As of March 31, 2000, the Partnership operated 3,526 twenty-foot, 948 forty-foot and 84 forty-foot high-cube marine dry cargo containers.

     Due to the Partnership's lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information required by SFAS No. 131.

                                     ******

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.


1) Material changes in financial condition between March 31, 2000 and December 31, 1999.

     During the first three months of 2000, the Registrant disposed of 131 containers as part of its ongoing container operations. At March 31, 2000, 87% of the original equipment remained in the Registrant's fleet, as compared to 89% at December 31, 1999, and was comprised of the following:


                                                              40-Foot
                                 20-Foot        40-Foot       High-Cube
                                ---------      ---------      ---------
Containers on lease:
     Term leases                      305            220             19
     Master leases                  2,532            526             48
                                ---------      ---------      ---------
        Subtotal                    2,837            746             67

Containers off lease                  689            202             17
                                ---------      ---------      ---------

     Total container fleet          3,526            948             84
                                =========      =========      =========



                                                                                         40-Foot
                                             20-Foot               40-Foot              High-Cube
                                       ----------------       ----------------       ----------------
                                       Units        %         Units        %         Units        %
                                       -----      -----       -----      -----       -----      -----


Total purchases                        4,000        100%      1,150        100%        100        100%
    Less disposals                       474         12%        202         18%         16         16%
                                       -----      -----       -----      -----       -----      -----


Remaining fleet at March 31, 2000      3,526         88%        948         82%         84         84%
                                       =====      =====       =====      =====       =====      =====

     At March 31, 2000, the Registrant had $428,027 in cash and cash equivalents, an increase of $71,721 from the cash balances at December 31, 1999.

     The Registrant's allowance for doubtful accounts increased from $54,798 at December 31, 1999 to $86,984 at March 31, 2000. This increase was attributable to the delinquent account receivable balances of approximately 11 lessees. The Leasing Company has either negotiated specific payment terms with these lessees or is pursuing other alternatives to collect the outstanding balances. In each instance, the Registrant believes it has provided sufficient reserves for all doubtful accounts.

     The Registrant disposed of 99 twenty-foot and 32 forty-foot marine dry cargo containers during the first quarter of 2000, as compared to 70 twenty-foot and 39 forty-foot marine dry cargo containers, as well as one forty-foot high-cube marine dry cargo container during the same period in the prior year. These disposals resulted in a loss of $50,586 for the first quarter of 2000, as compared to a loss of $83,918 for the same period in the prior year. The Registrant does not believe that the carrying amount of its containers has been permanently impaired or that events or changes in circumstances have indicated that the carrying amount of its containers may not be fully recoverable. The Registrant believes that the loss on container disposals was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain on container disposals, which may fluctuate in subsequent periods.

     The Registrant's cash distribution from operations for the first quarter of 2000 was 4.50% (annualized) of the limited partners' original capital contribution, a decrease from the 4.75% (annualized) in the fourth quarter of 1999. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly. The cash distribution from sales proceeds for the first quarter of 2000 was 2.0% (annualized) of the limited partners' original capital contribution, an increase of 0.25% from the fourth quarter of 1999. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

     In order to take advantage of improving market conditions and stronger demand for leased containers, the Registrant undertook a strategy that was aimed at significantly reducing its inventory of idle equipment in some low-demand locations while, at the same time, fulfilling lessee container requirements. As part of this strategy, the Registrant offered leasing incentives to several lessees for picking up off-hire equipment from the Registrant's higher inventory areas. This not only resulted in stronger utilization of the Registrant's equipment, but it also significantly lowered Partnership expenses related to storage and handling.


2) Material changes in the results of operations between the three-month period ended March 31, 2000 and the three-month period ended March 31, 1999.

     Net lease revenue for the three-month period ended March 31, 2000 was $243,536, a decline of 12% from the same three-month period in the prior year. Gross rental revenue (a component of net lease revenue) for the three-month period ended March 31, 2000 was $437,758, a decline of 5% from the same period in the prior year. Gross rental revenue was primarily impacted by lower per-diem rental rates. Average per-diem rental rates declined 12% when compared to the same period in the prior year. The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 2000 and 1999 were as follows:


                                                     Three Months Ended
                                                 --------------------------
                                                  March 31,       March 31,
                                                   2000            1999
                                                 ---------       ---------
Average fleet size (measured in twenty-foot
   equivalent units (TEU))                           5,685           6,097

Average utilization                                     79%             70%


     The age and declining size of the Registrant's fleet contributed to a 7% decline in depreciation expense when compared to the same three-month period in the prior year. Rental equipment operating expenses were 31% of the Registrant's gross lease revenue during the three-month period ended March 31, 2000, as compared to 28% during the three-month period ended March 31, 1999. The Registrant's declining fleet size and related operating results contributed to a decline in base management fees.

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

                           PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K


(a)  Exhibits


  Exhibit
    No.                        Description                         Method of Filing
 ---------    -------------------------------------------------    --------------------
   3(a)       Limited Partnership Agreement of the                 *
              Registrant, amended and restated as of
              November 7, 1989


   3(b)       Certificate of Limited Partnership of the            **
              Registrant


   27         Financial Data Schedule                              Filed with this document



(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2000.

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




Date: May 15, 2000

                                  EXHIBIT INDEX



  Exhibit
    No.                        Description                         Method of Filing
 ---------    -------------------------------------------------    --------------------

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