Form 10-Q
period 2000-06-30
IEA INCOME FUND X LP
filed 2000-08-14
CIK 853735

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO______


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

                             IEA INCOME FUND X, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2000

                                TABLE OF CONTENTS



                                                                                                                           PAGE
PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements


            Condensed Balance Sheets - June 30, 2000 and December 31, 1999 (unaudited)                                        4


            Condensed Statements of Operations for the three and six months ended June 30, 2000 and 1999 (unaudited)          5


            Condensed Statements of Cash Flows for the six months ended June 30, 2000 and 1999 (unaudited)                    6


            Notes to Condensed Financial Statements (unaudited)                                                               7


  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                            10


  Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                                       11



PART II - FINANCIAL INFORMATION


  Item 6.   Exhibits and Reports on Form 8-K                                                                                 12

                         PART I - FINANCIAL INFORMATION


  Item 1.   Financial Statements

            Presented herein are the Registrant's condensed balance sheets as of June 30, 2000 and December 31, 1999, condensed statements of operations for the three and six months ended June 30, 2000 and 1999, and condensed statements of cash flows for the six months ended June 30, 2000 and 1999.

                             IEA INCOME FUND X, L.P.

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)



                                                                                   June 30,          December 31,
                                                                                     2000                1999
                                                                                 -------------       -------------
                        Assets
Current assets:
    Cash and cash equivalents, includes $414,984 at June 30, 2000 and
         $356,206 at December 31, 1999 in interest-bearing accounts              $     472,580       $     356,306
    Net lease receivables due from Leasing Company
        (notes 1 and 2)                                                                150,586             177,496
                                                                                 -------------       -------------

             Total current assets                                                      623,166             533,802
                                                                                 -------------       -------------

Container rental equipment, at cost                                                 14,575,043          15,457,224
    Less accumulated depreciation                                                    8,340,471           8,409,983
                                                                                 -------------       -------------
        Net container rental equipment                                               6,234,572           7,047,241
                                                                                 -------------       -------------

             Total assets                                                        $   6,857,738       $   7,581,043
                                                                                 =============       =============

                 Partners' Capital

Partners' capital (deficit):
    General partner                                                              $     (53,494)      $     (45,189)
    Limited partners                                                                 6,911,232           7,626,232
                                                                                 -------------       -------------

             Total partners' capital                                             $   6,857,738       $   7,581,043
                                                                                 =============       =============


The accompanying notes are an integral part of these condensed financial statements.

                             IEA INCOME FUND X, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                     Three Months Ended               Six Months Ended
                                                  -------------------------       -------------------------
                                                   June 30,        June 30,        June 30,        June 30,
                                                     2000            1999            2000            1999
                                                  ---------       ---------       ---------       ---------
Net lease revenue (notes 1 and 3)                 $ 263,594       $ 227,987       $ 507,130       $ 503,588

Other operating expenses:
   Depreciation                                     216,105         233,687         437,909         471,442
   Other general and administrative expenses         18,184           8,269          31,708          22,845
                                                  ---------       ---------       ---------       ---------
                                                    234,289         241,956         469,617         494,287
                                                  ---------       ---------       ---------       ---------

      Income (loss) from operations                  29,305         (13,969)         37,513           9,301

Other income (loss):
   Interest income                                    5,311           6,650           9,164          13,668
   Net loss on disposal of equipment                (56,581)        (17,579)       (107,167)       (101,497)
                                                  ---------       ---------       ---------       ---------
                                                    (51,270)        (10,929)        (98,003)        (87,829)
                                                  ---------       ---------       ---------       ---------

      Net loss                                    $ (21,965)      $ (24,898)      $ (60,490)      $ (78,528)
                                                  =========       =========       =========       =========

Allocation of net (loss):
   General partner                                $   8,500       $  14,021       $  17,410       $  26,040
   Limited partners                                 (30,465)        (38,919)        (77,900)       (104,568)
                                                  ---------       ---------       ---------       ---------

                                                  $ (21,965)      $ (24,898)      $ (60,490)      $ (78,528)
                                                  =========       =========       =========       =========

Limited partners' per unit share of net loss      $   (0.78)      $   (1.00)      $   (1.99)      $   (2.67)
                                                  =========       =========       =========       =========

The accompanying notes are an integral part of these condensed financial statements.

                             IEA INCOME FUND X, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                                      Six Months Ended
                                                                                 -------------------------
                                                                                  June 30,        June 30,
                                                                                   2000            1999
                                                                                 ---------       ---------
Net cash provided by operating activities                                        $ 553,948       $ 558,357

Cash provided by investing activities:
   Proceeds from sale of container rental equipment                                225,141         260,481

Cash used in financing activities:
   Distribution to partners                                                       (662,815)       (905,770)
                                                                                 ---------       ---------


Net increase (decrease) in cash and cash equivalents                               116,274         (86,932)


Cash and cash equivalents at January 1                                             356,306         653,851
                                                                                 ---------       ---------


Cash and cash equivalents at June 30                                             $ 472,580       $ 566,919
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


(2)    Net Lease Receivables Due from Leasing Company

       Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 2000 and December 31, 1999 were as follows:


                                                                   June 30,        December 31,
                                                                    2000               1999
                                                                -------------      -------------
            Gross lease receivables                             $     575,477      $     518,979
            Less:
            Direct operating payables and accrued expenses            183,646            154,207
            Damage protection reserve                                  70,082             72,336
            Base management fees payable                               45,989             51,184
            Reimbursed administrative expenses                         25,108              8,958
            Allowance for doubtful accounts                           100,066             54,798
                                                                -------------      -------------

            Net lease receivables                               $     150,586      $     177,496
                                                                =============      =============

                                       8                            (Continued)

                             IEA INCOME FUND X, L.P.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


(3)    Net Lease Revenue

       Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 2000 and 1999 was as follows:


                                                    Three Months Ended           Six Months Ended
                                                   ----------------------      ----------------------
                                                   June 30,      June 30,      June 30,      June 30,
                                                     2000          1999          2000          1999
                                                   --------      --------      --------      --------
          Rental revenue (note 4)                  $433,998      $422,429      $871,756      $885,169
          Less:
          Rental equipment operating expenses       113,650       138,962       249,147       267,565
          Base management fees                       28,767        28,784        56,802        60,955
          Reimbursed administrative expenses         27,987        26,696        58,677        53,061
                                                   --------      --------      --------      --------

                                                   $263,594      $227,987      $507,130      $503,588
                                                   ========      ========      ========      ========

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

       The Partnership derives its revenues from dry cargo marine containers. As of June 30, 2000, the Partnership operated 3,415 twenty-foot, 922 forty-foot and 83 forty-foot high-cube dry cargo marine containers.

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


1) Material changes in financial condition between June 30, 2000 and December 31, 1999.

       During the first six months of 2000, the Registrant disposed of 269 containers as part of its ongoing container operations. At June 30, 2000, 84% of the original equipment remained in the Registrant's fleet, as compared to 89% at December 31, 1999, and was comprised of the following:


                                                                        40-Foot
                                              20-Foot      40-Foot      High-Cube
                                              -------      -------      ---------
            Containers on lease:

                   Term leases                    328          186           19
                   Master leases                2,433          531           44
                                              -------      -------      -------
                        Subtotal                2,761          717           63

            Containers off lease                  654          205           20
                                              -------      -------      -------

                   Total container fleet        3,415          922           83
                                              =======      =======      =======


                                                                                                   40-Foot
                                                     20-Foot                 40-Foot               High-Cube
                                                  ----------------       ----------------      -----------------
                                                  Units          %       Units          %       Units          %
                                                  -----      -----       -----      -----       -----      -----
            Total purchases                       4,000        100%      1,150        100%        100        100%
                 Less disposals                     585         15%        228         20%         17         17%
                                                  -----      -----       -----      -----       -----      -----

            Remaining fleet at June 30, 2000      3,415         85%        922         80%         83         83%
                                                  =====      =====       =====      =====       =====      =====


       At June 30, 2000, the Registrant had $472,580 in cash and cash equivalents, an increase of $116,274 from the cash balances at December 31, 1999.

       The Registrant's allowance for doubtful accounts increased from $54,798 at December 31, 1999 to $100,066 at June 30, 2000. This increase was attributable to the delinquent account receivable balances of approximately 11 lessees. The Leasing Company has either negotiated specific payment terms with these lessees or is pursuing other alternatives to collect the outstanding balances. In each instance, the Registrant believes it has provided sufficient reserves for all doubtful accounts.

       The Registrant disposed of 111 twenty-foot and 26 forty-foot dry cargo marine containers, as well as one forty-foot high cube dry cargo marine container during the second quarter of 2000, as compared to 82 twenty-foot and 23 forty-foot dry cargo marine containers during the same period in the prior year. These disposals resulted in a loss of $56,581 for the second quarter of 2000, as compared to a loss of $17,579 for the same period in the prior year. The Registrant does not believe that the carrying amount of its containers has been permanently impaired or that events or changes in circumstances have indicated that the carrying amount of its containers may not be fully recoverable. The Registrant believes that the loss on container disposals was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals, which may fluctuate in subsequent periods.


                                       10                           (Continued)

       The Registrant's cash distribution from operations for the second quarter of 2000 was 4.50% (annualized) of the limited partners' original capital contribution, unchanged from the first quarter of 2000. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly. The cash distribution from sales proceeds for the second quarter of 2000 was 2.50% (annualized) of the limited partners' original capital contribution, an increase of 0.50% from the first quarter of 2000. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

       The growth in the volume of world trade, a rise in exports to the Far East, and the global effects of a strong U.S. economy have resulted in improved market conditions for the container leasing industry. As a result of these and other factors, including repositioning initiatives implemented earlier in the year, utilization of the Registrant's fleet of containers has exhibited steady improvement in recent months. In addition, new container prices, as well as interest rates, have been rising from historically low levels. During such times, ocean carriers tend to reduce their capital spending to supplement their owned fleets of containers in favor of leasing. The pressure on per diem rates has impacted the Registrant's revenues, but there has been some rate stabilization in recent months. The Registrant will continue to take advantage of improving market conditions by repositioning equipment to locations of greatest demand as well as seeking out leasing opportunities that will strengthen utilization and enhance the performance of the fleet.


2) Material changes in the results of operations between the three and six-month periods ended June 30, 2000 and the three and six-month periods ended June 30, 1999.

       Net lease revenue for the three and six-month periods ended June 30, 2000 was $263,594 and $507,130, respectively, an increase of 16% and 1%, respectively, from the same three and six-month periods in the prior year. Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 2000 was $433,998 and $871,756, respectively, an increase of 3% and a decrease of 2% from the respective three and six-month periods in the prior year. Gross rental revenue was primarily impacted by higher utilization levels and lower per-diem rental rates. Average per-diem rental rates for the three and six-month periods ended June 30, 2000 declined 5% and 9%, respectively, when compared to the same periods in the prior year. The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 2000 and 1999 were as follows:


                                                                          Three Months Ended            Six Months Ended
                                                                        -----------------------       -----------------------
                                                                        June 30,       June 30,       June 30,       June 30,
                                                                          2000           1999           2000           1999
                                                                        --------       --------       --------       --------
            Average fleet size (measured in twenty-foot equivalent
                units (TEU))                                               5,491          5,954          5,602          6,026
            Average Utilization                                               81%            71%            80%            71%


       The age and declining size of the Registrant's fleet contributed to reductions in depreciation expense of 8% and 7%, respectively, when compared to the respective three and six-month periods in the prior year. Rental equipment operating expenses during the three and six-month periods ended June 30, 2000 were 26% and 29%, respectively, of the Registrant's gross lease revenue, as compared to 33% and 30%, respectively, during the same three and six-month periods ended June 30, 1999. The Registrant's declining fleet size and related operating results contributed to a decline in base management fees.


Item 3.    Quantitative and Qualitative Disclosures About Market Risk

           Not applicable.

                           PART II - OTHER INFORMATION



Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits


        Exhibit
          No.                                  Description                                            Method of Filing
        -------        ---------------------------------------------------------------------      ---------------------------
          3(a)         Limited Partnership Agreement of the Registrant, amended and restated      *
                        as of November 7, 1989

          3(b)         Certificate of Limited Partnership of the Registrant                       **

          27           Financial Data Schedule                                                    Filed with this document


(b)    Reports on Form 8-K

       No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2000.



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




                                     IEA INCOME FUND X, L.P.


                                     By Cronos Capital Corp.
                                        The General Partner




                                     By /s/ Dennis J. Tietz
                                       -----------------------------------------
                                        Dennis J. Tietz
                                        President and Director of Cronos Capital
                                          Corp. ("CCC")
                                        Principal Executive Officer of CCC




Date: August 14, 2000

                                  EXHIBIT INDEX


        Exhibit
          No.                                  Description                                            Method of Filing
        -------        ---------------------------------------------------------------------      ---------------------------
          3(a)         Limited Partnership Agreement of the Registrant, amended and restated      *
                        as of November 7, 1989

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