Form 10-Q
period 2000-09-30
IEA INCOME FUND X LP
filed 2000-11-14
CIK 853735

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


         One Front Street, 15th Floor, San Francisco, California 94111
               (Address of principal executive offices) (Zip Code)

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

                             IEA INCOME FUND X, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS


                                                                                                    PAGE
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements


         Condensed Balance Sheets (unaudited) - September 30, 2000 and December 31, 1999              4


         Condensed Statements of Operations (unaudited) for the three and nine months ended
         September 30, 2000 and 1999                                                                  5


         Condensed Statements of Cash Flows (unaudited) for the nine months ended September
         30, 2000 and 1999                                                                            6


         Notes to Condensed Financial Statements (unaudited)                                          7


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations       10


 Item 3. Quantitative and Qualitative Disclosures About Market Risk                                  11



PART II - FINANCIAL INFORMATION


 Item 6. Exhibits and Reports on Form 8-K                                                            12

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Presented herein are the Registrant's condensed balance sheets as of September 30, 2000 and December 31, 1999, condensed statements of operations for the three and nine months ended September 30, 2000 and 1999, and condensed statements of cash flows for the nine months ended September 30, 2000 and 1999.

                             IEA INCOME FUND X, L.P.

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)



                                                                                 September 30,        December 31,
                                                                                     2000                 1999
                                                                                 -------------        ------------
                 Assets

Current assets:
   Cash and cash equivalents, includes $459,621 at September 30, 2000 and
        $356,206 at December 31, 1999 in interest-bearing accounts               $    647,692         $    356,306
   Net lease receivables due from Leasing Company
      (Notes 1 and 2)                                                                 171,403              177,496
                                                                                 ------------         ------------

         Total current assets                                                         819,095              533,802
                                                                                 ------------         ------------

Container rental equipment, at cost                                                13,646,368           15,457,224
   Less accumulated depreciation                                                    8,006,224            8,409,983
                                                                                 ------------         ------------
      Net container rental equipment                                                5,640,144            7,047,241
                                                                                 ------------         ------------

         Total assets                                                            $  6,459,239         $  7,581,043
                                                                                 ============         ============

            Partners' Capital

Partners' capital (deficit):
   General partner                                                               $    (57,479)        $    (45,189)
   Limited partners                                                                 6,516,718            7,626,232
                                                                                 ------------         ------------

         Total partners' capital                                                 $  6,459,239         $  7,581,043
                                                                                 ============         ============



        The accompanying notes are an integral part of these condensed financial statements.

                             IEA INCOME FUND X, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                         Three Months Ended                  Nine Months Ended
                                                   -------------------------------    -------------------------------
                                                   September 30,     September 30,    September 30,     September 30,
                                                       2000              1999              2000              1999
                                                   -------------     -------------    -------------     -------------
Net lease revenue (Notes 1 and 3)                   $ 293,539         $ 245,958         $ 800,669         $ 749,546

Other operating expenses:
  Depreciation                                        210,429           241,380           648,338           712,822
  Other general and administrative expenses            13,829             9,882            45,537            32,727
                                                    ---------         ---------         ---------         ---------
                                                      224,258           251,262           693,875           745,549
                                                    ---------         ---------         ---------         ---------

    Income (loss) from operations                      69,281            (5,304)          106,794             3,997

Other income (loss):
  Interest income                                       4,530             5,508            13,694            19,176
  Net loss on disposal of equipment                  (116,411)           (4,515)         (223,578)         (106,012)
                                                    ---------         ---------         ---------         ---------
                                                     (111,881)              993          (209,884)          (86,836)
                                                    ---------         ---------         ---------         ---------

    Net loss                                        $ (42,600)        $  (4,311)        $(103,090)        $ (82,839)
                                                    =========         =========         =========         =========

Allocation of net loss:
  General partner                                   $   9,932         $  12,337         $  27,342         $  38,377
  Limited partners                                    (52,532)          (16,648)         (130,432)         (121,216)
                                                    ---------         ---------         ---------         ---------

                                                    $ (42,600)        $  (4,311)        $(103,090)        $ (82,839)
                                                    =========         =========         =========         =========


Limited partners' per unit share of net loss        $   (1.34)        $   (0.42)        $   (3.33)        $   (3.09)
                                                    =========         =========         =========         =========



        The accompanying notes are an integral part of these condensed financial statements.

                             IEA INCOME FUND X, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                   Nine Months Ended
                                                            ---------------------------------
                                                            September 30,       September 30,
                                                                2000                1999
                                                            -------------       -------------
Net cash provided by operating activities                   $   885,970         $   826,559

Cash provided by investing activities:
  Proceeds from sale of container rental equipment              424,130             347,825

Cash used in financing activities:
  Distribution to Partners                                   (1,018,714)         (1,326,674)
                                                            -----------         -----------


Net increase (decrease) in cash and cash equivalents            291,386            (152,290)


Cash and cash equivalents, beginning of period                  356,306             653,851
                                                            -----------         -----------


Cash and cash equivalents, end of period                    $   647,692         $   501,561
                                                            ===========         ===========



        The accompanying notes are an integral part of these condensed financial statements.

                             IEA INCOME FUND X, L.P.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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


                                                                     (Continued)

                             IEA INCOME FUND X, L.P.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

    (d) Financial Statement Presentation

        These condensed financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in The United States of America ("GAAP") have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership's latest annual report on Form 10-K.

        The preparation of financial statements in conformity with GAAP requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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


(2) Net Lease Receivables Due from Leasing Company

    Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 2000 and December 31, 1999 were as follows:

                                                            September 30,    December 31,
                                                                2000            1999
                                                            -------------    ------------
        Gross lease receivables                               $622,473        $518,979
        Less:
        Direct operating payables and accrued expenses         222,224         154,207
        Damage protection reserve                               65,774          72,336
        Base management fees payable                            46,474          51,184
        Reimbursed administrative expenses                      22,150           8,958
        Allowance for doubtful accounts                         94,448          54,798
                                                              --------        --------

        Net lease receivables                                 $171,403        $177,496
                                                              ========        ========



                                                                     (Continued)

                             IEA INCOME FUND X, L.P.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


(3) Net Lease Revenue

    Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 2000 and 1999 was as follows:

                                                        Three Months Ended                  Nine Months Ended
                                                  -------------------------------     -------------------------------
                                                  September 30,     September 30,     September 30,     September 30,
                                                      2000              1999              2000              1999
                                                   ----------        ----------        ----------        ----------
        Rental revenue                             $  406,950        $  418,537        $1,278,706        $1,303,706
        Less:
        Rental equipment operating expenses            72,895           121,075           322,042           388,640
        Base management fees                           28,724            29,064            85,526            90,019
        Reimbursed administrative expenses             11,792            22,440            70,469            75,501
                                                   ----------        ----------        ----------        ----------

                                                   $  293,539        $  245,958        $  800,669        $  749,546
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

    The Partnership derives its revenues from dry cargo marine containers. As of September 30, 2000, the Partnership operated 3,189 twenty-foot, 870 forty-foot and 77 forty-foot high-cube dry cargo marine containers.

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


1) Material changes in financial condition between September 30, 2000 and December 31, 1999.

    During the first nine months of 2000, the Registrant disposed of 553 containers as part of its ongoing container operations. At September 30, 2000, 79% of the original equipment remained in the Registrant's fleet, as compared to 89% at December 31, 1999, and was comprised of the following:

                                                                   40-Foot
                                         20-Foot      40-Foot     High-Cube
                                         -------      -------     ---------
        Containers on lease:
             Term leases                    318          173           18
             Master leases                2,264          504           44
                                          -----        -----        -----
                Subtotal                  2,582          677           62

        Containers off lease                607          193           15
                                          -----        -----        -----

             Total container fleet        3,189          870           77
                                          =====        =====        =====


                                                                                                     40-Foot
                                                        20-Foot                40-Foot              High-Cube
                                                   ----------------       ----------------       ----------------
                                                   Units        %         Units        %         Units        %
                                                   -----      -----       -----      -----       -----      -----
        Total purchases                            4,000        100%      1,150        100%        100        100%
            Less disposals                           811         20%        280         24%         23         23%
                                                   -----      -----       -----      -----       -----      -----

        Remaining fleet at September 30, 2000      3,189         80%        870         76%         77         77%
                                                   =====      =====       =====      =====       =====      =====


    At September 30, 2000, the Registrant had $647,692 in cash and cash equivalents, an increase of $291,386 from the cash balances at December 31, 1999.

    The Registrant's allowance for doubtful accounts increased from $54,798 at December 31, 1999 to $94,448 at September 30, 2000. This increase was attributable to the delinquent account receivable balances of approximately 16 lessees. The Leasing Company has either negotiated specific payment terms with these lessees or is pursuing other alternatives to collect the outstanding balances. In each instance, the Registrant believes it has recorded appropriate allowance.

    The Registrant disposed of 226 twenty-foot and 52 forty-foot dry cargo marine containers, as well as six forty-foot high cube dry cargo marine container during the third quarter of 2000, as compared to 25 twenty-foot and 15 forty-foot dry cargo marine containers during the same period in the prior year. These disposals resulted in a loss of $223,578 for the third quarter of 2000, as compared to a loss of $106,012 for the same period in the prior year. The Registrant does not believe that the carrying amount of its containers has been permanently impaired or that events or changes in circumstances have indicated that the carrying amount of its containers may not be fully recoverable. The Registrant believes that the loss on container disposals was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals, which may fluctuate in subsequent periods.


                                                                     (Continued)

    The Registrant's cash distribution from operations for the third quarter of 2000 was 4.50% (annualized) of the limited partners' original capital contribution, unchanged from the second quarter of 2000. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly. The cash distribution from sales proceeds for the third quarter of 2000 was 4.00% (annualized) of the limited partners' original capital contribution, an increase of 1.50% from the second quarter of 2000. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

2) Material changes in the results of operations between the three and nine-month periods ended September 30, 2000 and the three and nine-month periods ended September 30, 1999.

    Net lease revenue for the three and nine-month periods ended September 30, 2000 was $293,539 and $800,669, respectively, an increase of 19% and 7%, respectively, from the same three and nine-month periods in the prior year. Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 2000 was $406,950 and $1,278,706, respectively, a decrease of 3% and 2% from the respective three and nine-month periods in the prior year. Gross rental revenue was primarily impacted by higher utilization levels and lower per-diem rental rates. Average per-diem rental rates for the three and nine-month periods ended September 30, 2000 declined 2% and 7%, respectively, when compared to the same periods in the prior year. The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 2000 and 1999 were as follows:

                                                        Three Months Ended          Nine Months Ended
                                                   ---------------------------   ----------------------------
                                                   September 30,  September 30,  September 30,  September 30,
                                                        2000          1999          2000            1999
                                                   -------------  -------------  -------------  -------------
        Average fleet size (measured in twenty-        5,208         5,860         5,484           5,973
           foot equivalent units (TEU))
        Average Utilization                               81%           76%           80%             72%

    The age and declining size of the Registrant's fleet contributed to reductions in depreciation expense of 13% and 9%, respectively, when compared to the respective three and nine-month periods in the prior year. Rental equipment operating expenses during the three and nine-month periods ended September 30, 2000 were 18% and 25%, respectively, of the Registrant's gross lease revenue, as compared to 29% and 30%, respectively, during the same three and nine-month periods ended September 30, 1999. The large decrease for the three-month period ended September 30, 2000 was attributable to the recovery of doubtful accounts. The Registrant's declining fleet size and related operating results contributed to a decline in base management fees.


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

(a) Exhibits

      Exhibit
        No.                       Description                                   Method of Filing
      -------                     -----------                                   ----------------
       3(a)      Limited Partnership Agreement of the Registrant,               *
                 amended and restated as of November 7, 1989

       3(b)      Certificate of Limited Partnership of the Registrant           **


       27        Financial Data Schedule                                        Filed with this
                                                                                document


(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2000.






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


Date: November 14, 2000

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