Form 10-Q
period 2001-03-31
IEA INCOME FUND X LP
filed 2001-05-15
CIK 853735

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                             IEA INCOME FUND X, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements


         Balance Sheets - March 31, 2001 (unaudited) and December 31, 2000                         4


         Statements of Operations for the three months ended March 31, 2001 and 2000 (unaudited)   5


         Statements of Cash Flows for the three months ended March 31, 2001 and 2000 (unaudited)   6


         Notes to Financial Statements (unaudited)                                                 7


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations    10


 Item 3. Quantitative and Qualitative Disclosures About Market Risk                               11


PART II - FINANCIAL INFORMATION


 Item 6. Exhibits and Reports on Form 8-K                                                          12

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Presented herein are the Registrant's balance sheets as of March 31, 2001 and December 31, 2000, statements of operations for the three months ended March 31, 2001 and 2000, and statements of cash flows for the three months ended March 31, 2001 and 2000.

                             IEA INCOME FUND X, L.P.

                                 BALANCE SHEETS

                                                                                   March 31,              December 31,
                                                                                     2001                     2000
                                                                                 ------------             ------------
                                                                                 (Unaudited)
                 Assets

Current assets:
   Cash and cash equivalents, includes $613,873 at March 31, 2001 and
        $649,454 at December 31, 2000 in interest-bearing accounts               $    698,524             $    777,520
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                                 152,353                  178,684
                                                                                 ------------             ------------

         Total current assets                                                         850,877                  956,204
                                                                                 ------------             ------------

Container rental equipment, at cost                                                11,879,014               12,711,732
   Less accumulated depreciation                                                    7,293,699                7,630,730
                                                                                 ------------             ------------
      Net container rental equipment                                                4,585,315                5,081,002
                                                                                 ------------             ------------

         Total assets                                                            $  5,436,192             $  6,037,206
                                                                                 ============             ============

            Partners' Capital

Partners' capital (deficit):
   General partner                                                               $    (66,638)            $    (60,627)
   Limited partners                                                                 5,502,830                6,097,833
                                                                                 ------------             ------------

         Total partners' capital                                                 $  5,436,192             $  6,037,206
                                                                                 ============             ============


   The accompanying notes are an integral part of these financial statements.

                             IEA INCOME FUND X, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                              Three Months Ended
                                                        -------------------------------
                                                        March 31,             March 31,
                                                          2001                  2000
                                                        ---------             ---------
Net lease revenue (notes 1 and 3)                       $ 231,198             $ 243,536

Other operating expenses:
  Depreciation                                            178,068               221,804
  Other general and administrative expenses                16,213                13,524
                                                        ---------             ---------
                                                          194,281               235,328
                                                        ---------             ---------

    Income from operations                                 36,917                 8,208

Other income (loss):
  Interest income                                           8,585                 3,853
  Net loss on disposal of equipment                       (87,656)              (50,586)
                                                        ---------             ---------
                                                          (79,071)              (46,733)
                                                        ---------             ---------

    Net loss                                            $ (42,154)            $ (38,525)
                                                        =========             =========

Allocation of net loss:
  General partner                                       $   8,864             $   8,910
  Limited partners                                        (51,018)              (47,435)
                                                        ---------             ---------

                                                        $ (42,154)            $ (38,525)
                                                        =========             =========
Limited partners' per unit share of net loss            $   (1.30)            $   (1.21)
                                                        =========             =========


   The accompanying notes are an integral part of these financial statements.

                             IEA INCOME FUND X, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                      Three Months Ended
                                                                -------------------------------
                                                                March 31,             March 31,
                                                                  2001                  2000
                                                                ---------             ---------
Net cash provided by operating activities                       $ 255,990             $ 304,423

Cash flows provided by investing activities:
  Proceeds from sale of container rental equipment                223,874                98,966

Cash flows used in financing activities:
  Distribution to partners                                       (558,860)             (331,668)
                                                                ---------             ---------


Net (decrease) increase in cash and cash equivalents              (78,996)               71,721


Cash and cash equivalents at January 1                            777,520               356,306
                                                                ---------             ---------


Cash and cash equivalents at March 31                           $ 698,524             $ 428,027
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


(2)     Net Lease Receivables Due from Leasing Company

        Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 2001 and December 31, 2000 were as follows:

                                                                    March 31,         December 31,
                                                                      2001                2000
                                                                    --------          ------------
         Gross lease receivables                                    $458,057            $517,745
         Less:
         Direct: operating payables and accrued expenses             146,111             165,239
         Damage protection reserve                                    43,566              47,396
         Base management fees payable                                 40,189              45,166
         Reimbursed administrative expenses                           14.411              18,447
         Allowance for doubtful accounts                              61,427              62,813
                                                                    --------            --------

         Net lease receivables                                      $152,353            $178,684
                                                                    ========            ========


                                                                     (Continued)

                             IEA INCOME FUND X, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)     Net Lease Revenue

        Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for each of the three-month periods ended March 31, 2001 and 2000 was as follows:

                                                             Three Months Ended
                                                        ----------------------------
                                                        March 31,           March 31,
                                                          2001                2000
                                                        --------            --------
         Rental revenue (note 4)                        $328,407            $437,758
         Less:
         Rental equipment operating expenses              58,155             135,497
         Base management fees                             22,954              28,035
         Reimbursed administrative expenses               16,100              30,690
                                                        --------            --------

                                                        $231,198            $243,536
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

        The Partnership derives its revenues from leasing marine dry cargo containers. As of March 31, 2001, the Partnership operated 2,745 twenty-foot, 777 forty-foot and 70 forty-foot high-cube marine dry cargo containers.

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


1) Material changes in financial condition between March 31, 2001 and December 31, 2000.

        At March 31, 2001, the Registrant had $698,524 in cash and cash equivalents, a decrease of $78,996 from the cash balances at December 31, 2000. Contributing to this decline was the Registrants' results from operations, impacted by a declining fleet size and conditions created by the slowdown in the global economy.

        During the first three months of 2001, the Registrant disposed of 259 containers as part of its ongoing container operations. At March 31, 2001, 68% of the original equipment remained in the Registrant's fleet, as compared to 73% at December 31, 2000, and was comprised of the following:

                                                                            40-Foot
                                             20-Foot         40-Foot       High-Cube
                                             -------         -------       ---------
        Containers on lease:
             Term leases                        359            182            20
             Master leases                    1,828            374            34
                                              -----            ---            --
                Subtotal                      2,187            556            54

        Containers off lease                    558            221            16
                                              -----            ---            --

             Total container fleet            2,745            777            70
                                              =====            ===            ==

                                                                                                       40-Foot
                                                       20-Foot                  40-Foot               High-Cube
                                                  ----------------         ----------------        ---------------
                                                  Units         %          Units         %         Units        %
                                                  -----        ---         -----        ---        -----       ---
         Total purchases                          4,000        100%        1,150        100%        100        100%
             Less disposals                       1,255         32%          373         33%         30         30%
                                                  -----        ---         -----        ---         ---        ---

         Remaining fleet at March 31, 2001        2,745         68%          777         67%         70         70%
                                                  =====        ===         =====        ===         ===        ===

        The Registrant's operating performance contributed to a 15% decrease in net lease receivables at March 31, 2001 when compared to December 31, 2000. The decrease is primarily due to a 12% decrease in gross lease receivables.

        During the first quarter of 2001, distributions from operations and sales proceeds amounted to $543,986, reflecting distributions to the general and limited partners for the fourth quarter of 2000. This represents an increase from the $392,062 distributed during the fourth quarter of 2000, reflecting distributions for the third quarter of 2000. The increase in distributions was a result of favorable cash collections of outstanding receivables and an increase in container sales proceeds generated during the fourth quarter of 2000. The Registrant's continuing disposal of containers should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.


                                                                     (Continued)

2) Material changes in the results of operations between the three-month period ended March 31, 2001 and the three-month period ended March 31, 2000.

        In the first quarter of 2001, the worldwide demand for containers was significantly impacted by the slowdown in the global economy. These conditions are reflected in the decline of the Registrant's utilization and per-diem rates from December 31, 2000 levels. The Leasing Company has implemented a number of marketing initiatives which are designed to target identified leasing opportunities and enhance inventory management.

        Net lease revenue for the three-month period ended March 31, 2001 was $231,198, a decline of 5% from the same three-month period in the prior year. Gross rental revenue (a component of net lease revenue) for the three-month period ended March 31, 2001 was $328,407, a decline of 25% from the same period in the prior year. Gross rental revenue was primarily impacted by a smaller fleet size and lower per-diem rental rates. Average per-diem rental rates declined 4% when compared to the same period in the prior year. The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 2001 and 2000 were as follows:

                                                                  Three Months Ended
                                                              ---------------------------
                                                              March 31,         March 31,
                                                                2001              2000
                                                              ---------         ---------
         Average fleet size (measured in twenty-foot
            equivalent units (TEU))                             4,595             5,685
         Average utilization                                       79%               79%

        Depreciation expense declined 20% when compared to the same three-month period in the prior year. Rental equipment operating expenses were 18% of the Registrant's gross lease revenue during the three-month period ended March 31, 2001, as compared to 31% during the three-month period ended March 31, 2000. The decrease was primarily due to the $33,570 reduction in the provision for doubtful accounts, as well as a $18,011 reduction in repair and maintenance expenses. In addition, the Registrant's declining fleet size and related operating results contributed to a decline in base management fees.

        The Registrant disposed of 215 twenty-foot and 41 forty-foot and three forty-foot high-cube marine dry cargo containers during the first quarter of 2001, as compared to 99 twenty-foot and 32 forty-foot marine dry cargo containers during the same period in the prior year. These disposals resulted in a loss of $87,656 for the first quarter of 2001, as compared to a loss of $50,586 for the same period in the prior year. The Registrant believes that the net losses on container disposals in the first quarters of 2001 and 2000 were a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant's container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. As a result of current market conditions, the Registrant will monitor the carrying value of its containers to determine if they have been permanently impaired.



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


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

      Exhibit
        No.                    Description                            Method of Filing
      -------                  -----------                            ----------------
       3(a)      Limited Partnership Agreement of the                         *
                 Registrant, amended and restated as of
                 November 7, 1989

       3(b)      Certificate of Limited Partnership of the                   **
                 Registrant


(b)     Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2001.


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



                                       By  /s/ John Kallas
                                           -------------------------------------
                                           John Kallas
                                           Chief Financial Officer and Director
                                           of Cronos Capital Corp. ("CCC")
                                           Principal Financial and Accounting
                                           Officer of CCC


Date: May 15, 2001

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