Form 10-Q
period 2001-06-30
IEA INCOME FUND X LP
filed 2001-08-14
CIK 853735

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _______________

Commission file number 0-18982

IEA INCOME FUND X, L.P.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3098648 (I.R.S. Employer Identification No.)

One Front Street, 15th Floor, San Francisco, California 94111
(Address of principal executive offices) (Zip Code)

(415) 677-8990
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X].    No [   ].

IEA INCOME FUND X, L.P.

Report on Form 10-Q for the Quarterly Period
Ended June 30, 2001

TABLE OF CONTENTS

		PAGE

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets — June 30, 2001 (unaudited) and December 31, 2000	4

	Statements of Operations for the three and six months ended June 30, 2001 and 2000 (unaudited)	5

	Statements of Cash Flows for the six months ended June 30, 2001 and 2000 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

PART II — FINANCIAL INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	14

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

Presented herein are the Registrant’s balance sheets as of June 30, 2001 and December 31, 2000, statements of operations for the three and six months ended June 30, 2001 and 2000, and statements of cash flows for the six months ended June 30, 2001 and 2000.

IEA INCOME FUND X, L.P.

Balance Sheets

	June 30,	December 31,
	2001	2000

	(Unaudited)
Assets

Current assets:

Cash and cash equivalents, includes $1,405 at June 30, 2001 and $649,454 at December 31, 2000 in interest-bearing accounts	$690,499	$777,520

Net lease receivables due from Leasing Company (notes 1 and 2)	113,327	178,684

Total current assets	803,826	956,204

Container rental equipment, at cost	11,024,437	12,711,732

Less accumulated depreciation	6,925,303	7,630,730

Net container rental equipment	4,099,134	5,081,002

Total assets	$4,902,960	$6,037,206

Partners’ Capital

Partners’ capital (deficit):

General partner	$(71,969)	$(60,627)

Limited partners	4,974,929	6,097,833

Total partners’ capital	$4,902,960	$6,037,206

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND X, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Net lease revenue (notes 1 and 3)	$196,814	$263,594	$428,012	$507,130

Other operating expenses:

Depreciation	170,791	216,105	348,859	437,909

Other general and administrative expenses	19,537	18,184	35,750	31,708

	190,328	234,289	384,609	469,617

Income from operations	6,486	29,305	43,403	37,513

Other income (loss):

Interest income	6,618	5,311	15,203	9,164

Net loss on disposal of equipment	(91,431)	(56,581)	(179,087)	(107,167)

	(84,813)	(51,270)	(163,884)	(98,003)

Net loss	$(78,327)	$(21,965)	$(120,481)	$(60,490)

Allocation of net loss:

General partner	$8,504	$8,500	$17,368	$17,410

Limited partners	(86,831)	(30,465)	(137,849)	(77,900)

	$(78,327)	$(21,965)	$(120,481)	$(60,490)

Limited partners’ per unit share of net loss	$(2.21)	$(0.78)	$(3.52)	$(1.99)

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND X, L.P.

Statements of Cash Flows

(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2001	2000

Net cash provided by operating activities	$445,735	$553,948

Cash flows provided by investing activities:

Proceeds from sale of container rental equipment	481,009	225,141

Cash flows used in financing activities:

Distribution to partners	(1,013,765)	(662,815)

Net (decrease) increase in cash and cash equivalents	(87,021)	116,274

Cash and cash equivalents at January 1	777,520	356,306

Cash and cash equivalents at June 30	$690,499	$472,580

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND X, L.P.

Notes to Unaudited Financial Statements

(1)	Summary of Significant Accounting Policies

(a)	Nature of Operations

IEA Income Fund X, L.P. (the “Partnership”) is a limited partnership organized under the laws of the State of California on July 18, 1989 for the purpose of owning and leasing marine cargo containers worldwide to ocean carriers. To this extent, the Partnership’s operations are subject to the fluctuations of world economic and political conditions. Such factors may affect the pattern and levels of world trade. The Partnership believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The Partnership’s leases generally require all payments to be made in United States currency.

Cronos Capital Corp. (“CCC”) is the general partner and, with its affiliate Cronos Containers Limited (the “Leasing Company”), manages the business of the Partnership. CCC and the Leasing Company also manage the container leasing business for other partnerships affiliated with the general partner. The Partnership shall continue until December 31, 2010, unless sooner terminated upon the occurrence of certain events.

The Partnership commenced operations on January 17, 1990, when the minimum subscription proceeds of $1,000,000 were obtained. The Partnership offered 40,000 units of limited partnership interest at $500 per unit, or $20,000,000. The offering terminated on October 30, 1990, at which time 39,206 limited partnership units had been sold.

(b)	Leasing Company and Leasing Agent Agreement

Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested in CCC. CCC has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards (SFAS) No. 13, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

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

(d)	Depreciation of Rental Equipment

Effective June 1, 2001, the estimated depreciable life has been changed from a twelve-year life to a fifteen-year life and the estimated salvage value has been changed from 30% to 10% of the original equipment cost. The effect of these depreciation changes is a decrease to net income of approximately $4,700 from June 1 to June 30, 2001.

(e)	Financial Statement Presentation

These financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting procedures have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership’s latest annual report on Form 10-K.

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

(Continued)

IEA INCOME FUND X, L.P.

Notes to Unaudited Financial Statements

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 2001 and December 31, 2000 were as follows:

	June 30,	December 31,
	2001	2000

Gross lease receivables	$389,628	$517,745

Less:

Direct: operating payables and accrued expenses	174,689	165,239

Damage protection reserve	24,344	47,396

Base management fees payable	26,769	45,166

Reimbursed administrative expenses	12,065	18,447

Allowance for doubtful accounts	38,434	62,813

Net lease receivables	$113,327	$178,684

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for each of the three and six-month periods ended June 30, 2001 and 2000 was as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Rental revenue (note 4)	$284,410	$433,998	$612,817	$871,756

Less:

Rental equipment operating expenses	54,247	113,650	112,402	249,147

Base management fees	19,608	28,767	42,562	56,802

Reimbursed administrative expenses	13,741	27,987	29,841	58,677

	$196,814	$263,594	$428,012	$507,130

(4)	Operating Segment

The Financial Accounting Standards Board has issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which changes the way public business enterprises report financial and descriptive information about reportable operating segments. An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available.

(Continued)

IEA INCOME FUND X, L.P.

Notes to Unaudited Financial Statements

(4)	Operating Segment (Continued)

Management operates the Partnership’s container fleet as a homogenous unit and has determined, after considering the requirements of SFAS No. 131, that as such it has a single reportable operating segment. The Partnership derives its revenues from leasing marine dry cargo containers. As of June 30, 2001, the Partnership operated 2,537 twenty-foot, 722 forty-foot and 69 forty-foot high-cube marine dry cargo containers.

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information required by SFAS No. 131.

******

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant’s most recent annual report on Form 10-K.

General

Pursuant to the Limited Partnership Agreement of the Registrant, all authority to administer the business of the Registrant is vested in CCC. CCC has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at June 30, 2001. At June 30, 2001, 63% of the original equipment remained in the Registrant’s fleet, as compared to 73% at December 31, 2000.

			40-Foot
	20-Foot	40-Foot	High-Cube

Containers on lease:

Term leases	358	181	4

Master leases	1,606	328	50

Subtotal	1,964	509	54

Containers off lease	573	213	15

Total container fleet	2,537	722	69

					40-Foot
	20-Foot		40-Foot		High-Cube

	Units	%	Units	%	Units	%

Total purchases	4,000	100%	1,150	100%	100	100%

Less disposals	1,463	37%	428	37%	31	31%

Remaining fleet at June 30, 2001	2,537	63%	722	63%	69	69%

In line with the slowdown in worldwide economic growth, demand for dry cargo containers decreased in the first six months of 2001, resulting in a decline of the container leasing industry’s utilization rates to 1999 levels. Transpacific trade, of which a large proportion of the cargo consists of technology related goods, has been largely affected by the slowdown of the US economy. The strength of the US dollar continues to make US goods more expensive and uncompetitive within Asia. For the first time in many years, the aggregate GDP growth rates of the United States, Europe, and Japan have decelerated, contributing to lower utilization rates and higher container inventories throughout the world. Container imbalances for all trade routes involving Asia are expected to continue throughout the remainder of the year. As a result of these increasing world-wide container inventories, the production of new containers has slowed. Although a slowdown of new container production could have both positive short and long term effects for the container leasing industry, a reduction in new containers will not have a significant impact without an easing of current market constraints and a strengthening of the world’s economies. In response to the foregoing, the Leasing Company continues to implement a number of marketing initiatives which are designed to target identified leasing opportunities and enhance inventory management of the Registrant’s fleet.

(Continued)

The Registrant’s average fleet size and utilization rates for the three and six-month periods ended June 30, 2001 and June 30, 2000 were as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Average fleet size (measured in twenty-foot equivalent units (TEU))	4,279	5,491	4,436	5,602

Average Utilization	77%	81%	78%	80%

Average per-diem rental rates decreased approximately 10% and 7%, when compared to the same three and six-month periods in the prior year, respectively.

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

Income from operations for the three months ended June 30, 2001 was $6,486, compared to $29,305 during the corresponding period of 2000. The decrease was primarily due to a $66,780 decrease in net lease revenue, partially offset by a $45,314 decline in depreciation expense.

Net lease revenue of $196,814 for the three months ended June 30, 2001 was $66,780, or 25% lower than in the corresponding period of 2000. The decrease was due to a $149,588, or 35% decline in gross rental revenue (a component of net lease revenue) from the same period in 2000. Gross rental revenue was impacted by the Registrant’s smaller fleet size, lower per-diem rental rates, and lower utilization rates. Other components of net lease revenue, including rental equipment operating expenses, management fees, and reimbursed administrative expenses were lower by a combined $82,808 when compared to the corresponding period in 2000, and partially offset the decline in gross lease revenue. Contributing to the decline in direct operating expenses were declines in handling, repair and maintenance expenses, and the provision for doubtful accounts.

Depreciation expense of $170,791 for the three months ending June 30, 2001, was $45,314 lower than the same period in 2000. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from as estimated 12 year life to a 15 year life, and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these changes was an increase to depreciation expense of approximately $4,700, since June 1, 2001.

Other general and administrative expenses increased to $19,537 in the second quarter of 2001, from $18,184 in the corresponding period of 2000, representing an increase of $1,353. Contributing to this increase were professional fees and costs related to investor communications.

Net loss on disposal of equipment was a result of the Registrant disposing of 264 containers during the three-month period ended June 30, 2001 as compared to 138 containers during the same period in 2000. These disposals resulted in a loss of $91,431 for the three-month period ended June 30, 2001, as compared to a loss of $56,581 for the three-month period ended June 30, 2000. The Registrant believes that the net loss on container disposals in the three-month period ended June 30, 2001 was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. As a result of current market conditions, the Registrant will monitor the carrying value of its containers to determine if they have been permanently impaired.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

Income from operations for the six-month period ended June 30, 2001 was $43,403, compared to $37,513 during the corresponding period of 2000. The increase was primarily due to a $89,050 decline in depreciation expense, partially offset by the decrease in net lease revenue.

(Continued)

Net lease revenue of $428,012 for the six-month period ended June 30, 2001 was $79,118, or 16% lower than in the corresponding period of 2000. The decrease was due to a $258,939, or 30% decline in gross rental revenue (a component of net lease revenue) from the same period in 2000. Gross rental revenue was impacted by the Registrant’s smaller fleet size, lower per-diem rental rates, and lower utilization rates. Other components of net lease revenue, including rental equipment operating expenses, management fees, and reimbursed administrative expenses were lower by a combined $179,821 when compared to the corresponding period in 2000, and partially offset the decline in gross lease revenue. Contributing to the decline in direct operating expenses were declines in repair and maintenance expenses and the provision for doubtful accounts.

Depreciation expense of $348,859 for the six-month period ending June 30, 2001 was $89,050 lower than the same period in 2000.

Other general and administrative expenses increased to $35,750 during the six-month period ended June 30, 2001, from $31,708 in the corresponding period of 2000, representing an increase of $4,042. Contributing to this increase were professional fees and costs related to investor communications.

Net loss on disposal of equipment was a result of the Registrant disposing of 523 containers during the first six months of 2001, as compared to 269 containers during the first six months of 2000. These disposals resulted in a loss of $179,087 for the six-month period ended June 30, 2001, as compared to a loss of $107,167 for the six-month period ended June 30, 2000.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $445,735 and $553,948 during the first six months of 2001 and 2000, respectively. The net cash generated in 2001 included earnings from operations, and $75,416 in net lease receivables due from the Leasing Company. The net cash generated in 2000 primarily reflected earnings from operations.

Cash from Investing Activities: Net cash provided by investing activities was $481,009 and $225,141 in the first six months of 2001 and 2000, respectively. These amounts represent sales proceeds generated from the sale of container equipment.

Cash from Financing Activities: Net cash used in financing activities was $1,013,765 during the first six months of 2001 compared to $662,815 in the corresponding period of 2000. These amounts represent distributions to the Registrant’s general and limited partners, which increased due to cash collections and sales proceeds generated from the sale of container equipment. The Registrant’s continuing container disposals, as well as current market conditions, should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

Capital Resources

Aside from the initial working capital reserve retained from the gross subscription proceeds (equal to approximately 1% of such proceeds), the Registrant relied primarily on container rental receipts to generate distributions to its general and limited partners, as well as to finance current operating needs. No credit lines are maintained to finance working capital.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Exchange rate risk: Substantially all of the Registrant’s revenues are billed and paid in US dollars and a significant portion of costs are billed and paid in US dollars. Of the remaining costs, the majority are individually small, unpredictable and incurred in various denominations and thus are not suitable for cost effective hedging. From time to time, the Leasing Company hedges a portion of the expenses that are predictable and are principally in UK pounds sterling. As exchange rates are outside of the control of the Company, there can be no assurance that such fluctuations will not adversely effect its results of operations and financial condition.

PART II — OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of November 7, 1989	*

3(b)	Certificate of Limited Partnership of the Registrant	**

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2001.

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated November 7, 1989, included as part of Registration Statement on Form S-1 (No. 33-30245)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-30245)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IEA INCOME FUND X, L.P.

By	Cronos Capital Corp. The General Partner

By	/s/ Dennis J. Tietz Dennis J. Tietz President and Director of Cronos Capital Corp. (“CCC”) Principal Executive Officer of CCC

By	/s/ John Kallas John Kallas Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) Principal Financial and Accounting Officer of CCC

Date: August 14, 2001

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of November 7, 1989	*

3(b)	Certificate of Limited Partnership of the Registrant	**

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated November 7, 1989, included as part of Registration Statement on Form S-1 (No. 33-30245)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-30245)