Form 10-Q
period 2001-09-30
IEA INCOME FUND X LP
filed 2001-11-14
CIK 853735

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission file number 0-18982

IEA INCOME FUND X, L.P.
(Exact name of registrant as specified in its charter)

California	94-3098648

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Front Street, 15th Floor, San Francisco, California	94111

(Address of principal executive offices)	(Zip Code)

(415) 677-8990
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       ✓      . No               .

IEA INCOME FUND X, L.P.

Report on Form 10-Q for the Quarterly Period
Ended September 30, 2001

		PAGE
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets — September 30, 2001 and December 31, 2000 (unaudited)	4

	Statements of Operations for the three and nine months ended September 30, 2001 and 2000 (unaudited)	5

	Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	14

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Presented herein are the Registrant’s balance sheets as of September 30, 2001 and December 31, 2000, statements of operations for the three and nine months ended September 30, 2001 and 2000, and statements of cash flows for the nine months ended September 30, 2001 and 2000.

IEA INCOME FUND X, L.P.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2001	2000

Assets

Current assets:

Cash and cash equivalents, includes $598,256 at September 30, 2001 and $649,454 at December 31, 2000 in interest-bearing accounts	$613,256	$777,520

Net lease receivables due from Leasing Company (notes 1 and 2)	82,270	178,684

Total current assets	695,526	956,204

Container rental equipment, at cost	10,293,349	12,711,732

Less accumulated depreciation	6,622,029	7,630,730

Net container rental equipment	3,671,320	5,081,002

Total assets	$4,366,846	$6,037,206

Partners’ Capital

Partners’ capital (deficit):

General partner	$(77,331)	$(60,627)

Limited partners	4,444,177	6,097,833

Total partners’ capital	$4,366,846	$6,037,206

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND X, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Net lease revenue (notes 1 and 3)	$158,151	$293,539	$586,164	$800,669

Other operating expenses:

Depreciation	169,305	210,429	518,164	648,338

Other general and administrative expenses	15,989	13,829	51,740	45,537

	185,294	224,258	569,904	693,875

Income (loss) from operations	(27,143)	69,281	16,260	106,794

Other income (loss):

Interest income	5,044	4,530	20,247	13,694

Net loss on disposal of equipment	(73,570)	(116,411)	(252,657)	(223,578)

	(68,526)	(111,881)	(232,410)	(209,884)

Net loss	$(95,669)	$(42,600)	$(216,150)	$(103,090)

Allocation of net income (loss):

General partner	$6,264	$9,932	$23,632	$27,342

Limited partners	(101,933)	(52,532)	(239,782)	(130,432)

	$(95,669)	$(42,600)	$(216,150)	$(103,090)

Limited partners’ per unit share of net loss	$(2.60)	$(1.34)	$(6.12)	$(3.33)

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND X, L.P.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended

	September 30,	September 30,
	2001	2000

Net cash provided by operating activities	$626,184	$885,970

Cash flows provided by investing activities:

Proceeds from sale of container rental equipment	663,762	424,130

Cash flows used in financing activities:

Distribution to partners	(1,454,210)	(1,018,714)

Net (decrease) increase in cash and cash equivalents	(164,264)	291,386

Cash and cash equivalents at January 1	777,520	356,306

Cash and cash equivalents at September 30	$613,256	$647,692

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

Effective June 1, 2001, the estimated depreciable life has been changed from a twelve-year life to a fifteen-year life and the estimated salvage value has been changed from 30% to 10% of the original equipment cost. The effect of these changes is an increase to depreciation expense of approximately $16,900 from June 1 to September 30, 2001.

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

(Continued)

IEA INCOME FUND X, L.P.

Notes to Unaudited Financial Statements

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 2001 and December 31, 2000 were as follows:

	September 30,	December 31,
	2001	2000

Gross lease receivables	$340,688	$517,745

Less:

Direct: operating payables and accrued expenses	162,347	165,239

Damage protection reserve	19,760	47,396

Base management fees payable	24,439	45,166

Reimbursed administrative expenses	13,311	18,447

Allowance for doubtful accounts	38,561	62,813

Net lease receivables	$82,270	$178,684

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 2001 and 2000 was as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Rental revenue (note 4)	$239,245	$406,950	$852,062	$1,278,706

Less:

Rental equipment operating expenses	50,952	72,895	163,353	322,042

Base management fees	16,699	28,724	59,261	85,526

Reimbursed administrative expenses	13,443	11,792	43,284	70,469

	$158,151	$293,539	$586,164	$800,669

(4)	Operating Segment

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

Management operates the Partnership’s container fleet as a homogenous unit and has determined, after considering the requirements of SFAS No. 131, that as such it has a single reportable operating segment. The Partnership derives its revenues from leasing marine dry cargo containers. As of September 30, 2001, the Partnership operated 2,367 twenty-foot, 673 forty-foot and 67 forty-foot high-cube marine dry cargo containers.

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information required by SFAS No. 131.

(5)	New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which is effective for all fiscal years beginning after June 15, 2002. This standard requires a company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. During October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for all fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, but retains its fundamental provisions relating to the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long lived assets to be disposed of by sale. The Registrant has not yet determined the effect of adoption of either SFAS 143 or SFAS 144 on its financial position and results of operations.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant’s most recent annual report on Form 10-K.

General

Pursuant to the Limited Partnership Agreement of the Registrant, all authority to administer the business of the Registrant is vested in CCC. CCC has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At September 30, 2001, 59% of the original equipment remained in the Registrant’s fleet, as compared to 73% at December 31, 2000. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at September 30, 2001.

			40-Foot
	20-Foot	40-Foot	High-Cube

Containers on lease:

Term leases	371	254	4

Master leases	1,454	206	34

Subtotal	1,825	460	38

Containers off lease	542	213	29

Total container fleet	2,367	673	67

					40-Foot
	20-Foot		40-Foot		High-Cube

	Units	%	Units	%	Units	%

Total purchases	4,000	100%	1,150	100%	100	100%

Less disposals	1,633	41%	477	41%	33	33%

Remaining fleet at September 30, 2001	2,367	59%	673	59%	67	67%

The demand for dry cargo containers has continued to be adversely affected by the slowdown in the global economy and the resulting excess supply of containers. The terrorist attacks of September 11, 2001 resulted in further disruptions of global business activities and raised further questions as to the short-term direction of the global economy. Transpacific trade, a large proportion of which consists of technology-related goods, has been largely affected by the slowdown of the US economy. For the first time in many years, the aggregate GDP growth rates of the United States, Europe, and Japan have decelerated, contributing to lower utilization rates and higher container inventories throughout the world. Container imbalances for all trade routes involving Asia are expected to continue throughout the remainder of the year and through the first half of 2002. As a result of the increasing container inventories worldwide, the production of new containers has declined. Although a slowdown in new container production could have positive short and long-term effects for the container leasing industry, a reduction in new containers will not have a significant impact without an easing of current market constraints and a strengthening of the world’s economies. In response to the foregoing, the Leasing Company continues to implement a number of marketing initiatives which are designed to target identified leasing opportunities and enhance inventory management of the Registrant’s fleet.

(continued)

The Registrant’s average fleet size and utilization rates for the three and nine-month periods ended September 30, 2001 and September 30, 2000 were as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Average fleet size (measured in twenty-foot equivalent units (Teu))	3,981	5,208	4,286	5,484

Average Utilization	75%	81%	77%	80%

Average per-diem rental rates decreased approximately 14% and 7%, when compared to the same three and nine-month periods in the prior year, respectively.

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

Income (loss) from operations for the three months ended September 30, 2001 was a loss of $27,143, as compared to a gain of $69,281 during the corresponding period of 2000. The decrease was primarily due to a $135,388 decrease in net lease revenue, partially offset by a $41,124 decline in depreciation expense.

Net lease revenue of $158,151 for the three months ended September 30, 2001 was $135,388 lower than in the corresponding period of 2000. The decrease was due to a $167,705 decline in gross rental revenue (a component of net lease revenue) from the same period in 2000. Gross rental revenue was impacted by the Registrant’s smaller fleet size, lower per-diem rental rates, and lower utilization rates. Other components of net lease revenue, including rental equipment operating expenses and management fees, were lower by a combined $33,969 when compared to the corresponding period in 2000, and partially offset the decline in gross lease revenue. Contributing to the decline in direct operating expenses were declines in handling and repair and maintenance expenses.

Depreciation expense of $169,305 for the three months ended September 30, 2001, was $41,124 lower than the same period in 2000 due to a declining fleet size. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from as estimated 12 year life to a 15 year life, and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these changes was an increase in depreciation expense of approximately $12,200 for the three months ended September 30, 2001.

Other general and administrative expenses increased to $15,989 in the third quarter of 2001, from $13,829 in the corresponding period of 2000, representing an increase of $2,160. Contributing to this increase were costs related to investor communications.

Net loss on disposal of equipment was a result of the Registrant disposing of 221 containers during the three-month period ended September 30, 2001, as compared to 278 containers during the same period in 2000. These disposals resulted in a loss of $73,570 for the three-month period ended September 30, 2001, as compared to a loss of $116,411 for the three-month period ended September 30, 2000. The Registrant believes that the net loss on container disposals in the three-month period ended September 30, 2001 was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. As a result of current world events and market conditions, the Registrant is re-evaluating its asset impairment criteria.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

Income from operations for the nine-month period ended September 30, 2001 was $16,260, as compared to $106,794 during the corresponding period of 2000. The decline was primarily due to a decrease in net lease revenue, partially offset by the $130,174 decline in depreciation expense.

(continued)

Net lease revenue of $586,164 for the nine-month period ended September 30, 2001 was $214,505 lower than in the corresponding period of 2000. The decrease was due to a $426,644 decline in gross rental revenue (a component of net lease revenue) from the same period in 2000. Gross rental revenue was impacted by the Registrant’s smaller fleet size, lower per-diem rental rates, and lower utilization rates. Other components of net lease revenue, including rental equipment operating expenses, management fees, and reimbursed administrative expenses, were lower by a combined $212,139 when compared to the corresponding period in 2000, and partially offset the decline in gross lease revenue. Contributing to the decline in direct operating expenses were declines in repair and maintenance expenses and the provision for doubtful accounts.

Depreciation expense of $518,164 for the nine-month period ended September 30, 2001 was $130,174 lower than the same period in 2000. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12 year life to a 15 year life and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these depreciation changes is an increase in depreciation expense of approximately $16,900 from June 1 to September 30, 2001.

Other general and administrative expenses increased to $51,740 during the nine-month period ended September 30, 2001, from $45,537 in the corresponding period of 2000, representing an increase of $6,203. Contributing to this increase were costs related to investor communications and exchange rate losses, partially offset by a decline in professional fees.

Net loss on disposal of equipment was a result of the Registrant disposing of 744 containers during the first nine months of 2001, as compared to 547 containers during the first nine months of 2000. These disposals resulted in a loss of $252,657 for the nine-month period ended September 30, 2001, as compared to a loss of $223,578 for the nine-month period ended September 30, 2000.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $626,184 and $885,970 during the first nine months of 2001 and 2000, respectively. The net cash generated in 2001 included earnings from operations and $125,261 in net lease receivables due from the Leasing Company. The net cash generated in 2000 primarily reflected earnings from operations.

Cash from Investing Activities: Net cash provided by investing activities was $663,762 and $424,130 in the first nine months of 2001 and 2000, respectively. These amounts represent sales proceeds generated from the sale of container equipment.

Cash from Financing Activities: Net cash used in financing activities was $1,454,210 during the first nine months of 2001 compared to $1,018,714 in the corresponding period of 2000. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s continuing container disposals, as well as current market conditions, should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

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

No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2001.

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

Date: November 14, 2001

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