Form 10-Q
period 2002-03-31
IEA INCOME FUND X LP
filed 2002-05-13
CIK 853735

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-18982

IEA INCOME FUND X, L.P.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3098648 (I.R.S. Employer Identification No.)

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
Ended March 31, 2002

		PAGE
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets — March 31, 2002 and December 31, 2001 (unaudited)	4

	Statements of Operations for the three months ended March 31, 2002 and 2001 (unaudited)	5

	Statements of Cash Flows for the three months ended March 31, 2002 and 2001 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

PART II — FINANCIAL INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	14

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Presented herein are the Registrant’s balance sheets as of March 31, 2002 and December 31, 2001, statements of operations for the three months ended March 31, 2002 and 2001, and statements of cash flows for the three months ended March 31, 2002 and 2001.

IEA INCOME FUND X, L.P.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents, includes $533,844 at March 31, 2002 and $599,980 at December 31, 2001 in interest-bearing accounts	$549,342	$614,980
Net lease receivables due from Leasing Company (notes 1 and 2)	70,261	66,298

Total current assets	619,603	681,278

Container rental equipment, at cost	8,689,569	9,460,689
Less accumulated depreciation	5,848,750	6,226,228

Net container rental equipment	2,840,819	3,234,461

Total assets	$3,460,422	$3,915,739

Partners’ Capital

Partners’ capital (deficit):
General partner	$(110,729)	$(100,501)
Limited partners	3,571,151	4,016,240

Total partners’ capital	$3,460,422	$3,915,739

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND X, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2002	2001

Net lease revenue (notes 1 and 3)	$110,162	$231,198

Other operating expenses:
Depreciation	145,361	178,068
Other general and administrative expenses	14,940	16,213
Net loss on disposal of equipment	67,203	87,656

	227,504	281,937

Loss from operations	(117,342)	(50,739)

Other income:
Interest income	1,900	8,585

Net loss	$(115,442)	$(42,154)

Allocation of net (loss) income:
General partner	$(1,154)	$8,864
Limited partners	(114,288)	(51,018)

	$(115,442)	$(42,154)

Limited partners’ per unit share of net loss	$(2.92)	$(1.30)

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND X, L.P.

Statements of Cash Flows

(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2002	2001

Net cash provided by operating activities	$111,522	$255,990

Cash flows provided by investing activities:
Proceeds from sale of container rental equipment	162,715	223,874

Cash flows used in financing activities:
Distribution to partners	(339,875)	(558,860)

Net decrease in cash and cash equivalents	(65,638)	(78,996)

Cash and cash equivalents at January 1	614,980	777,520

Cash and cash equivalents at March 31	$549,342	$698,524

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

Cronos Capital Corp. (“CCC”) is the general partner and, with its affiliate Cronos Containers Limited (the “Leasing Company”), manages the business of the Partnership. CCC and the Leasing Company also manage the container leasing business for other partnerships affiliated with CCC. The Partnership shall continue until December 31, 2010, unless sooner terminated upon the occurrence of certain events.

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

(d)	Container Rental Equipment

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was adopted by the Partnership effective January 1, 2002, without a significant impact on its financial statements. In accordance with SFAS No. 144, container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Because the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three-month periods ended March 31, 2002 and 2001.

Container rental equipment is depreciated using the straight-line basis. Effective June 1, 2001, the estimated depreciable life was changed from a twelve-year life to a fifteen-year life and the estimated salvage value was changed from 30% to 10% of the original equipment cost. The effect of these changes is an increase to depreciation expense of approximately $13,000 from January 1 to March 31, 2002.

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

(Continued)

IEA INCOME FUND X, L.P.

Notes to Unaudited Financial Statements

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at March 31, 2002 and December 31, 2001 were as follows:

	March 31,	December 31,
	2002	2001

Gross lease receivables	$366,877	$310,806
Less:
Direct operating payables and accrued expenses	224,257	155,668
Damage protection reserve	14,487	16,060
Base management fees payable	28,232	29,776
Reimbursed administrative expenses	2,453	3,872
Allowance for doubtful accounts	27,187	39,132

Net lease receivables	$70,261	$66,298

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 2002 and 2001 was as follows:

	Three Months Ended

	March 31,	March 31,
	2002	2001

Rental revenue (note 4)	$183,490	$328,407
Less:
Rental equipment operating expenses	49,645	58,155
Base management fees	12,616	22,954
Reimbursed administrative expenses	11,067	16,100

Net lease revenue	$110,162	$231,198

(4)	Operating Segment

An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. Management operates the Partnership’s container fleet as a homogenous unit and has determined that as such it has a single reportable operating segment. The Partnership derives its revenues from leasing marine dry cargo containers. As of March 31, 2002, the Partnership operated 2,027 twenty-foot, 560 forty-foot and 52 forty-foot high-cube marine dry cargo containers.

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

General

Pursuant to the Limited Partnership Agreement of the Registrant, all authority to administer the business of the Registrant is vested in CCC. A Leasing Agent Agreement exists between CCC and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At March 31, 2002, 50% of the original equipment remained in the Registrant’s fleet, as compared to 55% at December 31, 2001. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at March 31, 2002.

			40-Foot
	20-Foot	40-Foot	High-Cube

Containers on lease:
Term leases	1,058	256	5
Master leases	593	96	22

Subtotal	1,651	352	27
Containers off lease	376	208	25

Total container fleet	2,027	560	52

					40-Foot
	20-Foot		40-Foot		High-Cube

	Units	%	Units	%	Units	%

Total purchases	4,000	100%	1,150	100%	100	100%
Less disposals	1,973	49%	590	51%	48	48%

Remaining fleet at March 31, 2002	2,027	51%	560	49%	52	52%

During 2001, demand for dry cargo containers was adversely affected by the slowdown in the global economy resulting in an excess supply of containers in many locations. As a result of increasing worldwide container inventories during 2001, cautious forecasts for global economic recovery and a reduction in the level of capital available for new production, the demand for new container production declined. Accordingly, prices for new containers reached historic lows, creating further downward pressure on lease per-diem rates and container residual values.

At the end of 2001, the Registrant, CCC and the Leasing Company viewed this slowdown in new container production as having positive short and long-term effects for the container leasing industry. During the first quarter of 2002, the reduction in the level of funding for new container production, as well as a general improvement in the world’s economic climate, contributed to a decline in the level of off-hire container inventories for both leasing companies and shipping lines. During this period, the Registrant experienced an increase in demand for its dry cargo containers. The average monthly utilization of the Registrant’s dry cargo fleet increased from 75% in December 2001 to 76% in March 2002. At April 30, 2002, utilization of the Registrant’s dry cargo fleet had increased to approximately 79%. However, lease per-diem rates, which are influenced by new container prices and borrowing rates, remain depressed. An improvement in lease per-diem rates is not expected until new container prices increase to much higher levels. The Registrant, CCC and the Leasing Company expect the demand for cargo containers to continue to strengthen into the second quarter of 2002. The Leasing Company, on behalf of the Registrant, will seek to exploit the improving demand by repositioning off-hire equipment to locations of greatest demand and by pursuing leasing opportunities through the Leasing Company’s global marketing network. Continued improvement throughout the latter part of 2002 will be dependent on the recovery and sustained growth of the global economy.

Despite recent improvements in container leasing market conditions, the effect of the slowdown in global economic conditions on the container leasing industry’s customers, the shipping lines, coupled with their acquisition of new, larger container ships, have created a condition of excess shipping capacity. The uncertainty over the financial strength of the shipping industry appears to favor the larger more established shipping lines. The Registrant, CCC and the Leasing Company continue to remain cautious, with the expectation that some shipping lines, especially those involved with trans-Pacific trade, may experience financial difficulty, insolvency, or consolidation and ultimately influence the demand for leased containers. Although the ultimate outcome, as well as its impact on the container leasing industry and the Registrant’s results of operations is unknown, CCC, on behalf of the Registrant, will work closely with the Leasing Company to monitor outstanding receivables, collections, and credit exposure to various existing and new customers.

The Registrant’s average fleet size and utilization rates for the three month period ended March 31, 2002 and March 31, 2001 were as follows:

	Three Months Ended

	March 31,	March 31,
	2002	2001

Average fleet size (measured in twenty-foot equivalent units (TEU))	3,417	4,595
Average utilization rates	75%	79%

Average per-diem rental rates for 2002 decreased approximately 22%, when compared to the same three-month period in the prior year.

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

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Loss from operations for the three months ended March 31, 2002 was $117,342, as compared to a loss of $50,739 during the corresponding period of 2001. The increase in loss was primarily due to a $121,036 decrease in net lease revenue, partially offset by a $32,707 decline in depreciation expense.

Net lease revenue of $110,162 for the three months ended March 31, 2002 was $121,036 lower than in the corresponding period of 2001. The decrease was due to a $144,917 decline in gross rental revenue (a component of net lease revenue) from the same period in 2001. Gross rental revenue was impacted by the Registrant’s smaller fleet size, lower per-diem rental rates, and lower utilization rates. Other components of net lease revenue, including rental equipment operating expenses, reimbursable administrative expenses and management fees, were lower by a combined $23,881 when compared to the corresponding period in 2001, and partially offset the decline in gross lease revenue. Contributing to the decline in rental equipment operating expenses were declines in handling, repair and maintenance and storage expenses.

Depreciation expense of $145,361 for the three months ended March 31, 2002, was $32,707 lower than the same period in 2001 due to a declining fleet size. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from as estimated 12 year life to a 15 year life, and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these changes was an increase in depreciation expense of approximately $13,000 for the three months ended March 31, 2002.

Other general and administrative expenses decreased to $14,940 in the first quarter of 2002, from $16,213 in the corresponding period of 2001, representing a decrease of $1,273.

Net loss on disposal of equipment was a result of the Registrant disposing of 227 containers during the three-month period ended March 31, 2002, as compared to 259 containers during the same period in 2001. These disposals resulted in a loss of $67,203 for the three-month period ended March 31, 2002, as compared to a loss of $87,656 for the three-month period ended March 31, 2001. The Registrant believes that the net loss on container disposals in the three-month period ended March 31, 2002 was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment during the three-month periods ended March 31, 2002 and 2001.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $111,522 and $255,990 during the first three months of 2002 and 2001, respectively, primarily generated from the billing and collections of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the three-month periods ending March 31, 2002 and 2001, included sales proceeds generated from the sale of rental equipment of $162,715 and $223,874, respectively.

Cash from Financing Activities: Net cash used in financing activities was $339,875 during the first three months of 2002 compared to $558,860 in the corresponding period of 2001. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s continuing container disposals, as well as current market conditions, should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

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

No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2002.

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

Date: May 10, 2002

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