Form 10-Q
period 2003-03-31
IEA INCOME FUND X LP
filed 2003-05-14
CIK 853735

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-18982

IEA INCOME FUND X, L.P.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3098648 (I.R.S. Employer Identification No.)

One Front Street, 15th Floor, San Francisco, California (Address of principal executive offices) 94111 (Zip Code)

(415) 677-8990
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

IEA INCOME FUND X, L.P.

Report on Form 10-Q for the Quarterly Period
Ended March 31, 2003

PAGE

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets – March 31, 2003 (unaudited) and December 31, 2002	4
Statements of Operations for the three months ended March 31, 2003 and 2002 (unaudited)	5
Statements of Cash Flows for the three months ended March 31, 2003 and 2002 (unaudited)	6
Notes to Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	14
Item 4. Controls and Procedures	14
PART II — FINANCIAL INFORMATION
Item 6. Exhibits and Reports on Form 8-K	15

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Presented herein are the Registrant’s balance sheets as of March 31, 2003 and December 31, 2002, statements of operations for the three months ended March 31, 2003 and 2002, and statements of cash flows for the three months ended March 31, 2003 and 2002.

IEA INCOME FUND X, L.P.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents, includes $362,108 at March 31, 2003 and $346,448 at December 31, 2002 in interest-bearing accounts	$391,884	$404,368
Net lease receivables due from Leasing Company (notes 1 and 2)	11,827	33,245

Total current assets	403,711	437,613

Container rental equipment, at cost	6,319,714	6,651,809
Less accumulated depreciation	(4,626,577)	(4,768,890)

Net container rental equipment	1,693,137	1,882,919

Total assets	$2,096,848	$2,320,532

Partners’ Capital
Partners’ capital (deficit):
General partner	$(139,842)	$(134,509)
Limited partners	2,236,690	2,455,041

Total partners’ capital	$2,096,848	$2,320,532

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND X, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2003	2002

Net lease revenue (notes 1 and 3)	$69,958	$110,162
Other operating expenses:
Depreciation	103,533	145,361
Other general and administrative expenses	15,895	14,940
Net loss on disposal of equipment	23,155	67,203

Loss from operations	(72,625)	(117,342)
Other income:
Interest income	577	1,900

Net loss	$(72,048)	$(115,442)

Allocation of net loss:	$(720)	$(1,154)
General partner	(71,328)	(114,288)

Limited partners	$(72,048)	$(115,442)

Limited partners’ per unit share of net loss	$(1.82)	$(2.92)

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND X, L.P.

Statements of Cash Flows

(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2003	2002

Net cash provided by operating activities	$66,554	$111,522
Cash flows provided by investing activities:
Proceeds from sale of container rental equipment	72,598	162,715
Cash flows used in financing activities:
Distribution to partners	(151,636)	(339,875)

Net decrease in cash and cash equivalents	(12,484)	(65,638)
Cash and cash equivalents at January 1	404,368	614,980

Cash and cash equivalents at March 31	$391,884	$549,342

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three-month periods ended March 31, 2003 and 2002.

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

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at March 31, 2003 and December 31, 2002 were as follows:

	March 31,	December 31,
	2003	2002

Gross lease receivables	$130,646	$165,353
Less:
Direct operating payables and accrued expenses	51,582	69,345
Damage protection reserve	11,754	10,058
Base management fees payable	23,394	24,423
Reimbursed administrative expenses	2,673	2,982
Allowance for doubtful accounts	29,416	25,300

Net lease receivables	$11,827	$33,245

(Continued)

IEA INCOME FUND X, L.P.

Notes to Unaudited Financial Statements

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 2003 and 2002 was as follows:

	Three Months Ended

	March 31,	March 31,
	2003	2002

Rental revenue (note 4)	$116,638	$183,490
Less:
Rental equipment operating expenses	30,518	49,645
Base management fees	7,843	12,616
Reimbursed administrative expenses	8,319	11,067

Net lease revenue	$69,958	$110,162

(4)	Operating Segment

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

The Partnership derives its revenues from leasing marine dry cargo containers. As of March 31, 2003, the Partnership operated 1,491 twenty-foot, 406 forty-foot and 30 forty-foot high-cube marine dry cargo containers.

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

General

Pursuant to the Limited Partnership Agreement of the Registrant, all authority to administer the business of the Registrant is vested in CCC. A Leasing Agent Agreement exists between CCC and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At March 31, 2003, 37% of the original equipment remained in the Registrant’s fleet, as compared to 39% at December 31, 2002. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at March 31, 2003.

			40-Foot
	20-Foot	40-Foot	High-Cube

Containers on lease:
Term leases	988	208	2
Master leases	410	59	21

Subtotal	1,398	267	23
Containers off lease	93	139	7

Total container fleet	1,491	406	30

					40-Foot
	20-Foot		40-Foot		High-Cube

	Units	%	Units	%	Units	%

Total purchases	4,000	100%	1,150	100%	100	100%
Less disposals	2,509	63%	744	65%	70	70%

Remaining fleet at March 31, 2003	1,491	37%	406	35%	30	30%

The favorable market conditions that existed at the end of 2002 continued through the first quarter of 2003, allowing the Registrant to maintain a high level of utilization for its containers. At March 31, 2003, the Registrant’s utilization measured 86% as compared to 84% at December 31, 2002.

Commencing with the later half of 2002 and continuing through the first quarter of 2003, the demand for leased containers contributed to reducing off-hire inventories primarily in Asia, and to a lesser extent Europe and North America. In many parts of Asia and particularly in the south eastern ports, the demand for cargo containers exceeded available supplies. The recent strong demand for leased containers is primarily attributable to shipping lines purchasing fewer containers for their own account due to recent operating losses and requirements to deploy capital within other parts of their business. As a result, shipping lines have strategically made the decision to employ leased containers to meet their container requirements. The demand created by these market conditions has also resulted in the shipping lines’ diminishing discrimination against leasing older containers, a condition that exists during periods of surplus container supply. Additionally, the slowdown and uneven recovery in the global economy during the 2001-2002 period led to reduced levels of capital available for new container investment. The lower levels of new container production during 2001 and the first half of 2002 addressed, to some extent, the problems of container over-supply created by the higher levels of new container production achieved during 1999 and 2000.

Although the shipping lines’ recent trend to lease containers in lieu of purchasing them directly has created favorable market conditions for container lessors, the uncertainty over the financial strength of the shipping industry remains a concern. Current conditions appear to favor the larger more established shipping lines. The Registrant, CCC and the Leasing Company continue to remain cautious, as some shipping lines reported operating losses during 2002, while others have recently become insolvent.

(Continued)

The financial impact of such losses for these shipping lines may eventually influence the demand for leased containers as some shipping lines may experience additional financial difficulties, consolidate or become insolvent. Although the ultimate outcome, as well as its impact on the container leasing industry and the Registrant’s results of operations, is unknown, CCC, on behalf of the Registrant, will work closely with the Leasing Company to monitor outstanding receivables, collections, and credit exposure to various existing and new customers.

Lastly, wide-ranging concerns remain regarding recovery of the world’s major economies, the level of oil prices, performance of global stock markets, geopolitical concerns arising from uncertainties within the Middle East and Asia, as well as a recent increase in new container production, all of which may temper the current demand for leased containers.

The Registrant’s average fleet size and utilization rates for the three-month periods ended March 31, 2003 and 2002 were as follows:

	Three Months Ended

	March 31,	March 31,
	2003	2002

Average fleet size (measured in twenty-foot equivalent units (TEU))	2,429	3,417
Average Utilization	85%	75%

Since December 2001, the combined per diem rate for the Registrant’s fleet of dry cargo containers declined by approximately 19%. Most of this decline occurred in the first three months of 2002 and is attributable to three main factors:

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

Although per-diem rental rates have declined over the last 24 months to their current levels, slight increases in new container prices and an increase in demand for leased containers have resulted in the stabilization of per-diem rental rates since the second half of 2002. A significant improvement in lease per-diem rates is not expected until new container prices increase to much higher levels.

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

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Net lease revenue of $69,958 for the three months ended March 31, 2003 was $40,204 lower than in the corresponding period of 2002. The decrease was due to a $66,852 decline in gross rental revenue (a component of net lease revenue) from the same period in 2002. Gross rental revenue was impacted by the Registrant’s smaller fleet size and lower per-diem rental rates. Other components of net lease revenue, including rental equipment operating expenses, reimbursable administrative expenses and management fees, were lower by a combined $26,648 when compared to the corresponding period in 2002, partially offsetting the decline in gross lease revenue. Contributing to the decline in rental equipment operating expenses were decreases in handling, repositioning, and storage expenses partially offset by an increase in the provision for doubtful accounts.

Depreciation expense of $103,533 for the three months ended March 31, 2003 was $41,828 lower than the same period in 2002 due to a declining fleet size.

(Continued)

Other general and administrative expenses were $15,895 for the three months ended March 31, 2003, an increase of $955 or 6% when compared to the corresponding period in 2002. Contributing to this decline were legal costs, other professional fees and costs related to investor communications.

Net loss on disposal of equipment was a result of the Registrant disposing of 96 containers during the three-month period ended March 31, 2003, as compared to 227 containers during the same period in 2002. These disposals resulted in a net loss of $23,155 for the three-month period ended March 31, 2003, as compared to $67,203 for the three-month period ended March 31, 2002. The Registrant believes that the net loss on container disposals in the three-month period ended March 31, 2003 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment during the three-month periods ended March 31, 2003 and 2002.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $66,554 and $111,522 during the first three months of 2003 and 2002, respectively, primarily generated from the billing and collection of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the three-month periods ending March 31, 2003 and 2002, included sales proceeds generated from the sale of rental equipment of $72,598 and $162,715, respectively.

Cash from Financing Activities: Net cash used in financing activities was $151,636 during the first three months of 2003 compared to $339,875 in the corresponding period of 2002. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s continuing container disposals, as well as current market conditions, should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

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

Critical Accounting Policies

Container equipment — depreciable lives: Container rental equipment is depreciated over a useful life of 15 years to a residual value of 10%. The Registrant re-evaluates the period of amortization and residual values to determine whether subsequent events and circumstances warrant revised estimates of useful lives and residual values.

Container equipment — valuation: The Registrant reviews container rental equipment when changes in circumstances require consideration as to whether the carrying value of the equipment has become impaired, pursuant to guidance established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Registrant considers assets to be impaired if the carrying value of the asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges). When impairment is deemed to exist, the assets are written down to fair value or projected discounted cash flows from related operations. The Registrant periodically evaluates future cash flows and potential impairment of its fleet by container type rather than for each individual container. Therefore, future losses could result for individual container dispositions due to various factors including age, condition, suitability for continued leasing, as well as geographic location of the containers where disposed. Considerable judgment is required in estimating future cash flows from container rental equipment operations. Accordingly, the estimates may not be indicative of the amounts that may be realized in future periods. As additional information becomes available in subsequent periods, reserves for the impairment of the container rental equipment carrying values may be necessary based upon changes in market and economic conditions.

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

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of November 7, 1989	*

3(b)	Certificate of Limited Partnership of the Registrant	**

99	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document ***

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2003.

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated November 7, 1989, included as part of Registration Statement on Form S-1 (No. 33-30245)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-30245)

***	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ DENNIS J. TIETZ
Dennis J. Tietz
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

Date: May 14, 2003

/s/ JOHN KALLAS
John Kallas
Vice President and
Chief Financial Officer of CCC

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of November 7, 1989	*

3(b)	Certificate of Limited Partnership of the Registrant	**

99	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document ***

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated November 7, 1989, included as part of Registration Statement on Form S-1 (No. 33-30245)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-30245)

***	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.