Form 10-Q
period 2004-06-30
IEA INCOME FUND X LP
filed 2004-08-12
CIK 853735

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 0-18982

IEA INCOME FUND X, L.P.

(Exact name of registrant as specified in its charter)

California	94-3098648
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Front Street, Suite 925, San Francisco, California 94111
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [   ]. No [X].

IEA INCOME FUND X, L.P.

Report on Form 10-Q for the Quarterly Period
Ended June 30, 2004

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Presented herein are the Registrant’s condensed balance sheets as of June 30, 2004 and December 31, 2003, condensed statements of operations for the three and six months ended June 30, 2004 and 2003, and condensed statements of cash flows for the six months ended June 30, 2004 and 2003, (collectively the “Financial Statements”) prepared by the Registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information present not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Registrant’s December 31, 2003 Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Registrant and Cronos Capital Corp., the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.

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

IEA INCOME FUND X, L.P.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents, includes $286,076 at June 30, 2004 and $297,175 at December 31, 2003 in interest-bearing accounts	$328,433	$339,147
Net lease receivables due from Leasing Company (notes 1 and 2)	56,967	30,370

Total current assets	385,400	369,517

Container rental equipment, at cost	4,735,576	5,288,827
Less accumulated depreciation	(3,824,992)	(4,111,379)

Net container rental equipment	910,584	1,177,448

Total assets	$1,295,984	$1,546,965

Partners’ Capital
Partners’ capital (deficit):
General partner	$(147,702)	$(153,080)
Limited partners	1,443,686	1,700,045

Total partners’ capital	$1,295,984	$1,546,965

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND X, L.P.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net lease revenue (notes 1 and 3)	$72,042	$81,046	$143,587	$151,004
Other operating income (expenses):
Depreciation	(78,439)	(98,317)	(161,671)	(201,849)
Other general and administrative expenses	(14,821)	(12,672)	(30,856)	(28,568)
Net gain (loss) on disposal of equipment	7,665	(8,512)	12,135	(31,667)

Loss from operations	(13,553)	(38,455)	(36,805)	(111,080)
Other income:
Interest income	186	469	380	1,046

Net loss	$(13,367)	$(37,986)	$(36,425)	$(110,034)

Allocation of net loss:
General partner	$7,455	$(380)	$11,649	$(1,100)
Limited partners	(20,822)	(37,606)	(48,074)	(108,934)

	$(13,367)	$(37,986)	$(36,425)	$(110,034)

Limited partners’ per unit share of net loss	$(0.53)	$(0.96)	$(1.23)	$(2.78)

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND X, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	Six months Ended
	June 30,	June 30,
	2004	2003
Net cash provided by operating activities	$101,045	$116,760
Cash flows provided by investing activities:
Proceeds from sale of container rental equipment	102,797	138,683
Cash flows used in financing activities:
Distribution to general partners	(6,272)	(8,579)
Distribution to limited partners	(208,284)	(281,797)

	(214,556)	(290,376)

Net decrease in cash and cash equivalents	(10,714)	(34,933)
Cash and cash equivalents at the beginning of the period	339,147	404,368

Cash and cash equivalents at the end of the period	$328,433	$369,435

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three and six-month periods ended June 30, 2004 and 2003.

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

The most significant estimates included within the financial statements are the container rental equipment estimated useful lives and residual values, and the estimate of future cash flows from container rental equipment operations, used to determine the adequacy of the carrying value of container rental equipment in accordance with SFAS No. 144. Considerable judgment is required in estimating future cash flows from container rental equipment operations. Accordingly, the estimates may not be indicative of the amounts that may be realized in future periods. As additional information becomes available in subsequent periods, recognition of an impairment of the container rental equipment carrying values may be necessary based upon changes in market and economic conditions.

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

The interim financial statements presented herewith reflect in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at June 30, 2004 and December 31, 2003 were as follows:

	June 30,	December 31,
	2004	2003
Gross lease receivables	$116,560	$103,511
Less:
Direct operating payables and accrued expenses	37,196	47,198
Damage protection reserve	2,640	3,547
Base management fees payable	5,780	5,989
Reimbursed administrative expenses	2,220	2,296
Allowance for doubtful accounts	11,757	14,111

Net lease receivables	$56,967	$30,370

(Continued)

IEA INCOME FUND X, L.P.

Notes to Unaudited Condensed Financial Statements

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 2004 and 2003 was as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Rental revenue (note 4)	$98,874	$113,557	$200,620	$230,195
Less:
Rental equipment operating expenses	13,444	16,572	29,702	47,090
Base management fees	6,791	8,127	13,988	15,970
Reimbursed administrative expenses	6,597	7,812	13,343	16,131

Net lease revenue	$72,042	$81,046	$143,587	$151,004

(4)	Operating Segment

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

The Partnership derives its revenues from dry cargo containers used by its customers in global trade routes. As of June 30, 2004, the Partnership operated 1,214 twenty-foot, 253 forty-foot and 16 forty-foot high-cube marine dry cargo containers.

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

General

Pursuant to the Limited Partnership Agreement of the Registrant, all authority to administer the business of the Registrant is vested in CCC. A Leasing Agent Agreement exists between CCC and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At June 30, 2004, 27% of the original equipment remained in the Registrant’s fleet, as compared to 30% at December 31, 2003. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at June 30, 2004.

			40-Foot
	20-Foot	40-Foot	High-Cube
Containers on lease:
Term leases	831	156	1
Master leases	351	79	14

Subtotal	1,182	235	15
Containers off lease	32	18	1

Total container fleet	1,214	253	16

					40-Foot
	20-Foot		40-Foot		High-Cube
	Units	%	Units	%	Units	%
Total purchases	4,000	100%	1,150	100%	100	100%
Less disposals	2,786	70%	897	78%	84	84%

Remaining fleet at June 30, 2004	1,214	30%	253	22%	16	16%

The general increase in trade volumes that emerged during the three-month period ending March 31, 2004, continued during the three-month period ending June 30, 2004, contributing to stronger container leasing market conditions and higher levels of demand for new and existing containers. The Registrant’s dry cargo container utilization measured 96% at June 30, 2004, compared to 92% at December 31, 2003.

The six-month period ending June 30, 2004 experienced substantial growth in container trade volumes, especially within Asia-Europe and intra-Asian trade routes. China’s import and export markets were a catalyst to this growth. These increases in trade volumes exasperated the world’s ports and railroads, contributing to congestion and additional demand in some locations.

Although container manufacturers stepped up production in the first half of 2004 in order to meet the increased container demand by shipping lines, production of new containers was hampered somewhat by steel shortages earlier in the year, contributing to stronger market conditions for leased containers. As steel prices increased during 2004, the price of a new twenty-foot dry cargo container also increased to as high as $2,000 in the first and second quarters of 2004, compared to $1,350 in the latter part of 2003.

Off-hire inventories of older containers throughout the world declined, as shipping lines employed more leased containers to meet their container requirements. This decline in inventories has resulted in substantial decreases in storage expenses, and expenditures to reposition containers from low demand locations to locations of higher demand. Declining inventories have also contributed to an increase in proceeds per container realized on the sale of used containers, as fewer containers were available to meet the demand of buyers of existing containers. The Registrant’s dry cargo inventory of off-hire containers at June 30, 2004 decreased approximately 78% in comparison to June 30, 2003.

Per-diem rates for new containers increased in line with the increase in new container costs, while per diems for older containers remained relatively unchanged, as the lease market for older containers remains competitive, and therefore, subject to significant pricing pressures. The Registrant’s average dry cargo container per-diem rate for the three-month period ended June 30, 2004 increased approximately 1% in comparison to the same period in the prior year.

Although favorable market conditions currently exist for container lessors, the current market conditions may negatively impact the shipping lines. Sharply rising charter rates for ships, combined with the rise in steel prices and the related increase in new container prices, have created a concern for both the shipping lines and therefore, the leasing companies. Although some shipping lines have experienced an increase in freight rates in line with the strong demand on major trade routes, some shipping lines are facing increased financial pressures, especially those shipping lines that rely on operating their containerships via short-term charters. Current conditions appear to favor the larger more established shipping lines, which have witnessed strong recoveries in their performance over the last few quarters. Some regional intra-Asia shipping lines have cut back services in some routes in an attempt to reduce their rising costs. The Registrant, CCC and the Leasing Company remain cautious, and continue to monitor the aging of lease receivables, collections and the credit exposure to various existing and new customers. The financial impact of losses from these shipping lines may eventually influence the demand for leased containers, as some shipping lines may experience additional financial difficulties, consolidate, or become insolvent.

Lastly, wide-ranging concerns remain regarding recovery of the world’s major economies, including the price of oil, inflation concerns and its impact on interest rates, US trade and budget deficits, China’s efforts to cool its economy, performance of global stock markets, geopolitical concerns arising from uncertainties within the Middle East and Asia, threats of another major terrorist attack, as well as new container production levels, all of which may have an impact on the current demand for leased containers.

The Registrant’s average fleet size and utilization rates for the three and six-month periods ended June 30, 2004 and 2003 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Average fleet size (measured in twenty-foot equivalent units (TEU))	1,829	2,308	1,878	2,369
Average Utilization	95%	86%	93%	85%

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

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Net lease revenue of $72,042 for the three months ended June 30, 2004 was $9,004 lower than in the corresponding period of 2003. The decrease was due to a $14,683 decline in gross rental revenue (a component of net lease revenue) from the same period in 2003. Gross rental revenue was impacted by the Registrant’s smaller fleet size, partially offset by higher utilization rates. Other components of net lease revenue, including rental equipment operating expenses, reimbursable administrative expenses and management fees, were lower by a combined $5,679 when compared to the corresponding period in 2003, paritally offsetting the decrease in gross lease revenue. Contributing to the decline in rental equipment operating expenses were decreases in handling and and storage costs, a direct result of higher utilization rates. However, the reduction of these expenses were partially offset by an increase in repair and maintenance expenses, as well as, an increase in the provision for doubtful accounts.

Depreciation expense of $78,439 for the three months ended June 30, 2004 was $19,878 lower than the same period in 2003, a direct result of the Registrant’s declining fleet size.

Other general and administrative expenses were $14,821 for the three months ended June 30, 2004, an increase of $2,149 or 17% when compared to the corresponding period in 2003, primarily due to increases in investor communication expenses.

Net gain (loss) on disposal of equipment was a result of the Registrant disposing of 103 containers during the three-month period ended June 30, 2004, as compared to 83 containers during the same period in 2003. These disposals resulted in a net gain of $7,665 for the three-month period ended June 30, 2004, as compared to a net loss of $8,512 for the three-month period ended June 30, 2003. The Registrant believes that the net gain on container disposals in the three-month period ended June 30, 2004 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods, as well as the price of steel, new container prices, and the current leasing market’s impact on sales prices for existing, older containers, such as those owned by the Registrant, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the six-month periods ended June 30, 2004 and 2003.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Net lease revenue of $143,587 for the six months ended June 30, 2004 was $7,417 lower than in the corresponding period of 2003. The decrease was due to a $29,575 decline in gross rental revenue (a component of net lease revenue) from the same period in 2003. Gross rental revenue was impacted by the Registrant’s smaller fleet size for the six-month period ended June 30, 2004, partially offset by higher utilization rates. Other components of net lease revenue, including rental equipment operating expenses, reimbursable administrative expenses and management fees, were lower by a combined $22,158 when compared to the corresponding period in 2003, partially offsetting the decline in gross lease revenue. Contributing to the decline in rental equipment operating expenses were declines in handling and storage costs, primarily attributable to the Registrant’s reduction in fleet size and favorable utilization levels. Such costs were partially offset by an increase in repair and maintenance expenses, as well as an increase in the provision for doubtful accounts.

Depreciation expense of $161,671 for the six months ended June 30, 2004 was $40,178 lower than the same period in 2003, a direct result of the Registrant’s declining fleet size.

Other general and administrative expenses were $30,856 for the six months ended June 30, 2004, an increase of $2,288 or 8% when compared to the corresponding period in 2003.

Net gain (loss) on disposal of equipment was a result of the Registrant disposing of 154 containers during the six-month period ended June 30, 2004, as compared to 179 containers during the same period in 2003. These disposals resulted in a gain of $12,135 for the six-month period ended June 30, 2003, as compared to a loss of $31,667 for the six-month period ended June 30, 2003. There were no reductions to the carrying value of container rental equipment during the six-month periods ended June 30, 2004 and 2003. The Registrant believes that the net gain on container disposals in the six-month period ended June 30, 2004 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods, as well as the price of steel, new container prices, and the current leasing market’s impact on sales prices for existing, older containers, such as those owned by the Registrant, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the six-month periods ended June 30, 2004 and 2003.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $101,045 and $116,760 during the first six months of 2004 and 2003, respectively, primarily generated from the billing and collection of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the six-month periods ending June 30, 2004 and 2003, included sales proceeds generated from the sale of rental equipment of $102,797 and $138,683, respectively.

Cash from Financing Activities: Net cash used in financing activities was $214,556 during the first six months of 2004 compared to $290,376 in the corresponding period of 2003. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s continuing container disposals should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

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

No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2004.

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

Date: August 12, 2004

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