Form 10-K
period 2004-12-31
IEA INCOME FUND X LP
filed 2005-03-24
CIK 853735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

UNITS OF LIMITED PARTNERSHIP INTERESTS

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑. No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐. No ☑.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant is not applicable, because the outstanding Partnership interests of the Registrant are not traded on any exchange or in any inter-dealer market.

Documents incorporated by Reference

Prospectus of IEA Income Fund X, L.P. dated November 7, 1989 included as part of Registration Statement on Form S-1 (No. 33-30245)

IEA INCOME FUND X, L.P.

Report on Form 10-K for the Fiscal Year
Ended December 31, 2004

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

     One sub-lessee of the Leasing Company, Mediterranean Shipping Company S.A. (“MSC”), generated approximately 30% or $114,069, 30% or $133,216, and 14% or $151,320 of the Leasing Company’s rental revenue earned on behalf of the Registrant during 2004, 2003 and 2002, respectively. MSC is a private company located in Switzerland and is ranked as the second largest container liner operator in the world.

     (c) Narrative Description of Business

     (c)(1)(i) A marine cargo container is a reusable metal container designed for the efficient carriage of cargo with a minimum of exposure to loss from damage or theft. Containers are manufactured to conform to worldwide standards of container dimensions and containership fittings adopted by the International Standards Organization (“ISO”) in 1968. The standard dry marine cargo container is either 20' long x 8' wide x 8" high (one twenty-foot equivalent unit (“TEU”), the standard unit of physical measurement in the container industry) or 40' long x 8' wide x 8'6" high (two TEU). Standardization of the construction, maintenance and handling of containers allows containers to be picked up, dropped off, stored and repaired efficiently throughout the world. This standardization is the foundation on which the container industry has developed.

     Standard dry cargo containers are rectangular boxes constructed to carry a wide variety of cargoes ranging from heavy industrial raw materials to light-weight finished goods. Specialized containers such as refrigerated and tank containers are utilized for the transport of temperature-sensitive goods and for the carriage of liquid cargo. Cellular palletwide containers (“CPCs”) provide shipping lines with a container with extra width for the carriage of unitized or palletized cargoes.

     One of the primary benefits of containerization has been the ability of the shipping industry to effectively lower freight rates due to the efficiencies created by standardized intermodal containers. Containers can be handled much more efficiently than loose cargo and are typically shipped via several modes of transportation, including ship, truck and rail. Containers require loading and unloading only once and remain sealed until arrival at the final destination, significantly reducing transport time, labor and handling costs and losses due to damage and theft. Efficient movement of containerized cargo between ship and shore reduces the amount of time that a ship must spend in port.

     The logistical advantages and reduced freight rates brought about by containerization have been major catalysts for world trade growth since the late 1960’s, resulting in increased demand for containers. The world’s container fleet has grown from an estimated 270,000 TEU in 1969 to approximately 17 million TEU by the end of 2004.

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

     Benefits of Leasing

     The container fleets of leasing companies represent approximately 46% of the world’s container fleet with the balance owned predominantly by shipping lines. Shipping lines, which traditionally operate on tight profit margins, often supplement their owned fleet of containers by leasing a portion of their equipment from container leasing companies and, in doing so, achieve the following financial and operational benefits:

•	Leasing allows the shipping lines to utilize the equipment they need without having to make large capital expenditures;

•	Leasing offers a shipping line an alternative source of financing in a traditionally capital-intensive industry;

•	Leasing enables shipping lines to expand their trade routes and market shares at a relatively low cost without making a permanent commitment to support their new structure;

•	Leasing allows shipping lines to respond to changing seasonal and trade route demands, thereby optimizing their capital investment and minimizing storage costs;

•	Leasing provides shipping lines with the flexibility to respond to rapidly changing market opportunities as they arise without relying exclusively on their own containers;

•	Leasing allows shipping lines to benefit from the relationship between container manufacturers and leasing companies.

     Types of Leases

     On behalf of the Registrant, the Leasing Company leases the Registrant’s containers primarily to shipping lines operating in major trade routes (see Item 1(d)). The Registrant’s marine dry cargo containers may be leased pursuant to operating leases, whereby the containers are leased to the ocean carrier on a daily basis for any desired length of time, with the flexibility of picking up and dropping off containers at various agreed upon locations around the world. Some of the Registrant’s containers may be leased pursuant to term leases, which may have durations of one to five years. Specialized containers are generally leased on longer-term leases because the higher cost, value and complexity of this equipment makes it more expensive to redeliver and lease out. Lastly, some of the Registrant’s containers may be leased pursuant to sales-type leases, whereby the containers are leased over a period greater than one year, with fixed payments and provide the lessee with a purchase option at the end of the lease term.

•	Master leases. Master leases are leases under which a customer may lease a certain number of containers, as needed, under a general agreement between the lessor and the lessee. Such leases provide customers with greater flexibility by allowing customers to pick up and drop off containers where and when needed, subject to restrictions and availability, on pre-agreed terms. Master leases also define the number of containers that may be returned within each calendar month, the return locations and applicable drop-off charges. Due to the increased flexibility they offer, master leases usually command higher per-diem rates and generate more ancillary revenue (including pick-up, drop-off, handling and off-hire fees) than term leases. Ocean carriers generally use master leases to manage trade imbalances (where more containerized cargo moves in one direction than another) by picking up a container in one port and dropping it off at another location after one or more legs of a voyage. The commercial terms of master leases are usually negotiated or renewed annually.

•	Term leases. Term leases are for a fixed period of time, typically varying from three to five years. Term lease agreements may contain early termination penalties that apply in the event of early redelivery. In most cases, however, equipment cannot be returned prior to the expiration of the lease. Term leases provide greater revenue stability to the lessor, but at lower lease rates than master leases. Ocean carriers use term leases to lower their operating costs when they have a need for identified containers for a specified term. They differ from master leases in that they define the number of containers to be leased and the lease term.

•	Sales-type leases. Sales-type leases are usually long-term in nature, ranging from three to seven years, and require relatively low levels of customer service. They ordinarily require fixed payments over a defined period and provide customers with an option to purchase the subject containers at the end of the lease term. Per diem rates include an element of repayment of capital and therefore are usually higher than rates charged under either term or master leases.

     The percentage of equipment under term, master and other lease types varies widely among leasing companies, depending upon each company’s leasing strategy regarding profit margins, operating costs and cash flows.

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

     Customers

     The Registrant does not believe that its ongoing business is dependent upon a single customer, although the loss of one or more of its largest customers could have an adverse effect upon its business. One sub-lessee of the Leasing Company accounted for more than 10% of the Leasing Company’s rental revenue earned on behalf of the Registrant. This sub-lessee, MSC, generated approximately 30% or $114,069 of the Leasing Company’s rental revenue earned during 2004 on behalf of the Registrant. The majority of the Leasing Company’s customers are billed and pay in United States dollars.

     The Leasing Company sets maximum credit limits for all of the Leasing Company’s customers, limiting the number of containers leased to each according to established credit criteria. The Leasing Company continually tracks its credit exposure to each customer. The Leasing Company’s credit committee meets quarterly to analyze the performance of the Registrant’s customers and to recommend actions to be taken in order to minimize credit risks. The Leasing Company uses specialist third party credit information services and reports prepared by local staff to assess credit quality.

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

     Fleet Profile

     The Registrant acquired high-quality dry cargo containers manufactured to specifications that exceed ISO standards (the “ISO”) and are designed to minimize repair and operating costs.

     Dry cargo containers are the most commonly used type of container in the shipping industry. The Registrant’s dry cargo container fleet is constructed of all Corten® steel (i.e., Corten® roofs, walls, doors and undercarriage), which is a high-tensile steel yielding greater damage and corrosion resistance than mild steel.

     As of December 31, 2004, the Registrant owned 1,136 twenty-foot, 222 forty-foot and 13 forty-foot high-cube marine dry cargo containers. The following table sets forth the number of containers, by container type and lease type as of December 31, 2004:

			40-Foot
	20-Foot	40-Foot	High-Cube
Containers on lease:
Master lease	308	46	10
Term lease
Short term[1]	223	90	1
Long term[2]	20	4	—
Sales-type lease	561	71	—

Subtotal	1,112	211	11
Containers off lease	24	11	2

Total container fleet	1,136	222	13

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire in 2005.

2.	Long term leases represent term leases, the majority of which will expire between 2005 and 2008.

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

     Before any repair or refurbishment is authorized on older containers in the Registrant’s fleet, the Leasing Company’s technical and operations staff reviews the age, condition and type of container, and its suitability for continued leasing. The Leasing Company compares the cost of such repair or refurbishment with the prevailing market resale price that might be obtained for that container and makes the decision whether to repair or sell the container accordingly. The Leasing Company is authorized to make this decision on behalf of the Registrant and makes this decision by applying the same standards to the Registrant’s containers as to its own containers.

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

     Operations

     The Registrant’s sales and marketing operations are conducted through the Leasing Company in the United Kingdom, with support provided by area offices and dedicated agents located in San Francisco; New Jersey; Antwerp; Genoa; Gothenburg; Hamburg; Singapore; Hong Kong; Sydney; Tokyo; Taipei; Seoul; Rio de Janeiro; Shanghai and Chennai.

     The Leasing Company also maintains agency relationships with approximately 14 independent agents around the world, which are generally paid a commission based upon the amount of revenues generated in the region or the number of containers that are leased from their area. The agents are located in jurisdictions where the volume of the Leasing Company’s business necessitates a presence in the area but is not sufficient to justify a fully-functioning Leasing Company office or dedicated agent. Agents provide marketing support to the area offices covering the region, together with limited operational support.

     In addition, the Leasing Company relies on the services of approximately 350 independently-owned and operated depots around the world to inspect, repair, maintain and store containers while off-hire. The Leasing Company’s area offices authorize all container movements into and out of the depot and supervise all repairs and maintenance performed by the depot. The Leasing Company’s technical staff sets the standards for repair of its owned and managed fleet throughout the world and monitors the quality of depot repair work. The depots provide a link to the Leasing Company’s operations, as the redelivery of a container into a depot is the point at which the container is off-hired from one customer and repaired in preparation for re-leasing to the next customer.

     The Leasing Company’s global network is integrated with its computer system and provides 24-hour communication between offices, agents and depots. The system allows the Leasing Company to manage and control the Registrant’s fleet on a global basis, providing it with the responsiveness and flexibility necessary to service the leasing market effectively. This system is an integral part of the Leasing Company’s service, as it processes information received from the various offices, generates billings to the lessees and produces a wide range of reports on all aspects of the Leasing Company’s leasing activities. The system records the life history of each container, including the length of time on and off-hire, repair costs, as well as port activity trends, leasing activity and equipment data per customer. The operations and marketing data is fully interfaced with the finance and accounting system to provide revenue, cost and asset information to management and staff around the world.

     In recent years, the Leasing Company and other lessors have developed certain internet-based applications. For the Leasing Company, these applications allow customers access to make on-line product inquiries. The Leasing Company is continuing to develop its internet-based business and will introduce other internet options as suitable applications are identified.

     Insurance

     The Leasing Company’s lease agreements typically require lessees to obtain insurance to cover all risks of physical damage and loss of the equipment under lease, as well as public liability and property damage insurance. However, the precise nature and amount of the insurance carried by each lessee may vary. In addition, the Registrant has purchased secondary insurance effective in the event that a lessee fails to have adequate primary coverage. This insurance covers liability arising out of bodily injury and/or property damage as a result of the ownership and operation of the containers, as well as insurance against loss or damage to the containers, loss of lease revenue in certain cases and cost of container recovery and repair in the event that a customer goes into bankruptcy. The Registrant believes that the nature and the amounts of its insurance are customary in the container leasing industry and subject to standard industry deductions and exclusions.

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

     (c)(1)(vi) The Registrant established an initial working capital reserve of approximately $300,000 (approximately 1.5% of subscription proceeds raised). In addition, the Registrant may reserve additional amounts from anticipated cash distributions to the partners to meet working capital requirements. Accordingly, the Registrant has reserved an additional $30,000 as part of its working capital for expenses related to its final liquidation and subsequent dissolution.

     Amounts due under master leases are calculated at the end of each month and billed approximately six to eight days thereafter. Amounts due under other lease types are set forth in the respective lease agreements and are generally payable monthly. However, payment is normally received within 45-100 days of billing. Past due penalties are not customarily collected from lessees and, accordingly, are not generally levied by the Leasing Company against lessees of the Registrant’s containers.

     (c)(1)(vii) For the year ended December 31, 2004, one sub-lessee of the Leasing Company, MSC, accounted for approximately 30% or $114,069 of the Registrant’s rental income. The Registrant does not believe that its ongoing business is dependent upon a single customer, although the loss of one or more of its largest customers could have an adverse effect upon its business.

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

     The Leasing Company, on behalf of the Registrant, competes with various container leasing companies in the markets in which it conducts business. The container leasing companies are essentially comprised of three broad groups. The first group includes five leasing companies that control almost 65% of the total leased fleet. The second group, which includes the Leasing Company, controls approximately 24% of the total leased fleet. The third group, controlling the remaining 11%, comprises the smaller, more specialized fleet operators. Ocean carriers have a tendency to support a number of lessors simultaneously in order to maximize competition and increase the number of available locations for redelivery of containers. Economies of scale, worldwide operations, diversity, size of fleet and financial strength are increasingly important to the successful operation of a container leasing business. Additionally, as containerization continues to grow, and regions such as China, South America and the Indian sub-continent generate an increasing volume of containerized cargo, customers may demand more flexibility from leasing companies particularly regarding the structure of leases, per-diem rates, pick-up and drop-off locations, and the availability of containers.

     (c)(1)(xi) Inapplicable.

     (c)(1)(xii) Inapplicable.

     (c)(1)(xiii) The Registrant, as a limited partnership, is managed by CCC, the general partner, and accordingly does not itself have any employees. At February 28, 2005, CCC had 13 employees, consisting of 3 officers, 6 other managers and 4 clerical and staff personnel. The Leasing Company had 31 employees, consisting of 3 officers, 10 other managers, and 18 clerical and staff personnel.

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

     Lease revenue is deemed to be earned based on the physical location of the containers while on lease. Almost all of the Registrant’s lease revenue is earned from containers leased world wide to ocean carriers. Due to the lack of information regarding the physical location of the Registrant’s fleet when on lease in the global shipping trade, the Registrant believes that it does not possess discernible geographic reporting segments.

Item 2. Properties

     As of December 31, 2004, the Registrant owned 1,136 twenty-foot, 222 forty-foot and 13 forty-foot high-cube marine dry cargo containers suitable for transporting cargo by rail, sea or highway. The Registrant’s containers were originally acquired from various manufacturers in Korea. The average age, manufacturers’ invoice cost and estimated useful life of the Registrant’s containers as of December 31, 2004 were as follows:

	Estimated
	Useful Life	Average Age	Average Cost
20-Foot Dry Cargo Containers	12-15 years	14 years	$2,865

40-Foot Dry Cargo Containers	12-15 years	14 years	$4,655

40-Foot High-Cube Dry Cargo Containers	12-15 years	14 years	$4,951

     Utilization by lessees of the Registrant’s containers fluctuates over time depending on the supply of and demand for containers in the Registrant’s inventory locations. During 2004, utilization of the Registrant’s containers averaged 95%.

     During 2004, the Registrant disposed of 172 twenty-foot, 83 forty-foot, and 11 forty-foot high-cube marine dry cargo containers at an average net gain on disposal of $147 per container.

     On December 1, 2004, the Registrant amended a term lease agreement with one lessee to include a bargain purchase option. The amendment resulted in the term lease agreement being reclassified as a sales-type lease, and accordingly, the recognition of the sale of 561 twenty-foot and 71 forty-foot marine dry cargo containers, that were on-hire with the lessee on the date of the amendment. The difference between the present value of the future payments under this lease and the net book value of the containers at the time of the amendment resulted in an average net loss of $221 per container.

Item 3. Legal Proceedings

     Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Inapplicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     (a) Market Information

     (a)(1)(i) The Registrant’s outstanding units of limited partnership interests are not traded on any market nor does an established public trading market exist for such purposes.

     (a)(1)(ii) Inapplicable.

     (a)(1)(iii) Inapplicable.

     (a)(1)(iv) Inapplicable.

     (a)(1)(v) Inapplicable.

     (a)(2) Inapplicable.

     (c) Holders

		Number of Unit Holders
(b)(1)	Title of Class	as of December 31, 2004
	Units of limited partnership interests	1,800

     (c) Dividends

     Inapplicable. For the distributions made by the Registrant to its limited partners, see Item 6, “Selected Financial Data.”

     (d) Securities authorized for issuance under equity compensation plans.

     Inapplicable.

     (e) Issuer purchases of equity securities.

     Inapplicable.

Item 6. Selected Financial Data

	Year Ended December 31,
	2004	2003	2002	2001	2000
Net lease revenue	$279,684	$293,214	$361,766	$733,314	$1,087,173

Net loss	$(167,199)	$(205,714)	$(426,029)	$(326,861)	$(120,764)

Net loss per unit of limited partnership interest	$(4.22)	$(5.19)	$(10.76)	$(8.59)	$(3.98)

Cash distributions per unit of limited partnership interest	$10.94	$14.06	$29.06	$44.50	$35.00

At year-end:

Total assets	$938,275	$1,546,965	$2,320,532	$3,915,739	$6,037,206

Partners’ capital	$938,275	$1,546,965	$2,320,532	$3,915,739	$6,037,206

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

     Commencing in 2001, the Registrant’s 11th year of operations, the Registrant began focusing its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be between 12 to 15 years after placement in leased service. Since that time, the Registrant has been actively disposing of its fleet, while cash proceeds from equipment disposals, in addition to cash from operations, will provide the cash flow for distributions to the limited partners. The decision to dispose of containers is influenced by various factors including age, condition, suitability for continued leasing as well as the geographical location when disposed. At that time whereby the Registrant’s fleet size is reduced to approximately 20% of its original fleet size, the Registrant expects to enter the final phase of its liquidation and wind-up stage of operations. At December 31, 2004, the Registrant’s fleet size measured approximately 25% of its original fleet size. Within the next twelve months, the Registrant is expected to enter the final phase of its liquidation and wind-up stage of operations by disposing of its remaining fleet and focusing on the collection of its lease receivables, a component of net lease receivables. The Registrant will thereafter undertake a final distribution to its partners, then cancel the Certificate of Limited Partnership, thus terminating and dissolving the Partnership. Upon the liquidation of CCC’s interest in the Registrant, CCC shall contribute to the Registrant an aggregate amount equal to the deficit balance in its capital account at the time of such liquidation, after giving effect to the allocation of income or loss arising from the liquidation of the Registrant’s assets.

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

     From inception through February 28, 2005, the Registrant has distributed, on a cash basis, $19,780,487 in cash from operations and $3,704,988 in cash from container sales proceeds to its limited partners. This represents total cash basis distributions of $23,485,475 or approximately 120% of the limited partners’ original invested capital. Distributions to partners are determined and paid quarterly, based primarily on each quarter’s cash flow from operations and cash generated from container sales. Quarterly distributions are also affected by periodic increases or decreases to working capital reserves, as deemed appropriate by the general partner. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals. At December, 31, 2004, the Registrant had an additional $30,000 as part of its working capital for expenses related to its final liquidation and subsequent dissolution.

     At December 31, 2004, the Registrant had $341,723 in cash and cash equivalents, an increase of $2,576 and a decrease of $62,645 from the cash balances at December 31, 2003 and 2002, respectively.

     Cash from Operating Activities: Net cash provided by operating activities, primarily generated from the billing and collection of net lease revenue, was $226,596 during 2004 compared to $225,677 and $348,614 during 2003 and 2002, respectively.

     Cash from Investing Activities: Net cash provided by investing activities was $217,471 during 2004 compared to $276,955 and $609,952 in 2003 and 2002, respectively. These amounts represent sales proceeds generated from the sale of container equipment.

     Cash from Financing Activities: Net cash used in financing activities was $441,491 during 2004 compared to $567,853 and $1,169,178 during 2003 and 2002, respectively. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s continuing container disposals should produce lower operating results, and consequently, lower distributions to its partners in subsequent periods.

Off-Balance Sheet Arrangements

     As part of the Registrant’s ongoing business, the registrant does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2004, the Registrant was not involved in any material unconsolidated SPE transactions.

Contractual Obligations

As of December 31, 2004, the Registrant did not have any contractual obligations or commercial commitments.

Results of Operations

Market Overview

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

     The primary component of the Registrant’s results of operations is net lease revenue. Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses, from gross lease revenues billed by the Leasing Company from the leasing of the Registrant’s containers. Net lease revenue is directly related to the size, utilization and per-diem rental rates of the Registrant’s fleet. Direct operating expenses are direct costs associated with the Registrant’s containers. Direct operating expenses may be categorized as follows:

•	Activity-related expenses include agents costs and depot costs such as repairs, maintenance and handling.

•	Inventory-related expenses for off-hire containers, comprising storage and repositioning costs. These costs are sensitive to the quantity of off-hire containers as well as the frequency at which containers are re-delivered.

•	Legal and other expenses include legal costs related to the recovery of containers and doubtful accounts, insurance and provisions for doubtful accounts.

     At December 31, 2004, approximately 25% of the original equipment remained in the Registrant’s fleet, as compared to approximately 30% at December 31, 2003. The following table summarizes the composition of the Registrant’s fleet (based on container type) at December 31, 2004.

			40-Foot
	20-Foot	40-Foot	High-Cube
Containers on lease:
Master lease	308	46	10
Term lease
Short term [1]	223	90	1
Long term [2]	20	4	—
Sales-type lease	561	71	—

Subtotal	1,112	211	11
Containers off lease	24	11	2

Total container fleet	1,136	222	13

					40-Foot
	20-Foot		40-Foot		High-Cube
	Units	%	Units	%	Units	%
Total purchases	4,000	100%	1,150	100%	100	100%
Less disposals	2,864	72%	928	81%	87	87%

Remaining fleet at December 31, 2004	1,136	28%	222	19%	13	13%

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire in 2005.

2.	Long term leases represent term leases, the majority of which will expire between 2005 and 2008.

Container trade volumes, especially within Asia-Europe and intra-Asian trade routes, experienced substantial growth during 2004. China’s import and export markets were a catalyst to this growth, in addition to low global interest rates and improved investor and consumer confidence. Economists report that China’s 2004 exports and imports increased 35% and 36%, respectively, over the prior year. The increase in 2004 trade volumes also contributed to stronger container leasing market conditions and higher levels of demand for new and existing containers. The Registrant’s dry cargo container utilization measured 98% at December 31, 2004, compared to 93% and 84% at December 31, 2003 and 2002, respectively. Based on the current market for leased containers and forecasts from industry analysts indicating continued levels of demand through 2005, CCC and the Leasing Company do not expect a significant decline in the Registrant’s utilization rates. The following table summarizes the Registrant’s average utilization rates and average fleet size for each of the last three years.

	2004	2003	2002
Fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	1,777	2,239	2,959

Average utilization rates
Dry cargo containers	95%	87%	80%

Container manufacturers increased production output levels in 2004 in order to meet the increased container demand by shipping lines. Production of new containers was hampered somewhat by steel shortages earlier in the year, contributing to stronger market conditions for leased containers. As steel prices increased during 2004, along with the price of other materials including wood flooring, the cost of a new twenty-foot dry cargo container also increased, from $1,350 during the latter part of 2003, to the current price of $2,200, an amount higher than at any time since 1995, the last time container prices peaked. As a result of the current high demand for new container equipment, a significant reduction in the price of new containers is unlikely in the near future.

The increase in trade volumes also placed additional burdens on the world’s ports and railroads, contributing to congestion in certain locations, particularly in the US and Europe, therefore, increasing the turnaround time for containerships and further reducing the available supply of containers. Within the US, port congestion on the US west coast has encouraged the shipping of cargo directly to less-congested US east and gulf coast ports. The fact that routes from Asia to the US east coast are 50 percent longer than to the US west coast requires shipping lines to utilize additional containerships and a larger volume of containers over a longer period of time.

Off-hire inventories of older containers throughout the world declined, as shipping lines employed more leased containers to meet their increasing container requirements arising from the robust growth in containerized trade and the acceptance of new, larger containerships. This decline in inventories has resulted in substantial decreases in storage expenses and expenditures to reposition containers from low demand locations to locations of higher demand. Declining inventories have also contributed to an increase in the proceeds realized on the sale of used containers, as fewer containers were available to meet the demand of buyers of existing containers. The Registrant’s dry cargo inventory of off-hire containers at December 31, 2004 decreased approximately 67% and 87% when compared to off-hire inventories at December 31, 2003 and December 31, 2002, respectively. The Leasing Company, on behalf of the Registrant, may consider the disposal of the Registrant’s off-hire containers in locations whereby container sale prices equal or exceed targets established by both CCC and the Leasing Company.

The Leasing Company has not undertaken any major repositioning of the Registrants containers since the first quarter of 2004, due primarily to the shortage of containership capacity. If suitable carriers can be sourced, the Leasing Company will reposition off-hire containers from the US east coast during 2005, thereby taking advantage of the strong demand for containers in the Asian trade routes. The repositioning may include the Registrant’s containers. The objective of each repositioning is to improve future cash flows, so that savings in storage expense, combined with an increase in future lease revenue, exceed the cost of repositioning the containers.

During 2004, per-diem rates for new containers increased in line with the increase in new container costs. Per-diem rates for older containers experienced modest increases as the lease market for older containers remains competitive and, therefore, subject to significant pricing pressures. Per-diem rates for older containers are expected to maintain their current level or increase slightly over the next 12 months. The Registrant’s average dry cargo container per-diem rate for 2004 remained unchanged in comparison to 2003. However the Registrant’s average dry cargo container per-diem rate for

2004 was lower than 2002 by approximately 9%, a result of four main factors that transpired over the 2002 and 2003 periods:

•	Per-diem rental rates declined in response to the reduction in container prices;

•	The Leasing Company converted lease agreements with several shipping lines from master to long-term leases, providing greater revenue stability but at lower lease rates than those earned under master leases;

•	The Leasing Company initiated new term leases for older equipment resulting in lower per-diem rates, while significantly reducing off-hire container inventory levels; and,

•	Interest rates, which influence per-diem rental rates, world wide.

Although favorable market conditions currently exist for container lessors, current market conditions may negatively impact the shipping lines. Sharply rising and volatile oil prices, combined with the increase in charter rates for ships, higher steel prices and the related increase in new container prices, have created a concern for both the shipping lines and, therefore, the leasing companies. Although the majority of the top 20 shipping lines have experienced strong profit growth during 2004, other shipping lines are facing increased financial pressures, especially those shipping lines that rely on operating their containerships via short-term charters. Current conditions appear to favor the larger more established shipping lines, which have witnessed increases in freight rates due to the strong demand experienced in their respective trade routes. However, some regional intra-Asian shipping lines have struggled to remain profitable, due primarily to the rising charter rates for ships, over capacity and lower freight rates, and have cut back services in certain routes in an attempt to reduce rising costs. Additionally, the delivery of new containerships in 2006 and their additional tonnage capacity will present additional risk for the shipping lines. The Registrant, CCC and the Leasing Company continue to monitor the aging of lease receivables, collections and the credit exposure to various existing and new customers. The financial impact of losses from shipping lines may eventually influence the demand for leased containers, as some shipping lines may experience additional financial difficulties, consolidate, or become insolvent.

Industry analysts are expressing concern that the current program of new shipbuilding may create over capacity within the shipping industry once the new container ships scheduled to be delivered during 2006 and 2007 are placed in service. Based on current orders, industry analysts predict that the world’s containership fleet will exceed 10 million TEU by the end of 2007, compared to less than 7 million TEU at the beginning of 2004, and express concern that the expected deliveries of new containerships during 2006, may result in over capacity. Over capacity may contribute to a reduction in profitability for shipping lines, which in turn could have adverse implications for container lessors, including a decline in the demand for leased containers and a reduction in container per-diem rental rates.

Lastly, wide-ranging concerns remain regarding the world’s major economies, including the volatility of oil prices, the rate of world economic growth and the related growth of containerized trade volumes, inflation concerns and its impact on interest rates, US trade and budget deficits, the unpredictability of China’s economy, performance of global stock markets, geopolitical concerns arising from uncertainties within the Middle East and Asia, threats of terrorism, as well as new container production levels, all of which may have an impact on the current demand for leased containers.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

     Net lease revenue was $279,684 for the year ended December 31, 2004 compared to $293,214 for the prior year. The decrease was due to a $57,526 decline in gross rental revenue (a component of net lease revenue) from the year ended December 31, 2003. Gross rental revenue was impacted by the Registrant’s smaller fleet size, partially offset by a 1% increase in the average per-diem rental rates during 2004, and an increase in fleet utilization rates. Other components of net lease revenue, including rental equipment operating expenses, management fees, and reimbursed administrative expenses, were lower by a combined $43,996 when compared to 2003, and partially offset the decline in gross lease revenue. The decrease in direct operating expenses was attributable to the Registrant’s higher fleet utilization rates and its impact on activity-based expenses such as, handling and storage costs, as well as a reduction in repositioning expenses and the decrease in the provision for doubtful accounts.

     Depreciation expense of $292,050 in 2004 declined by $89,835 when compared to 2003, a direct result of the Registrant’s aging and declining fleet.

     Other general and administrative expenses were $56,371 in 2004, a decrease of $2,507 or 5% when compared to 2003.

     Net loss on disposal of equipment for 2004 was $100,192, as compared to a net loss of $64,717 for 2003. This increase is a result of two primary factors:

•	The Registrant’s disposal of 266 containers in 2004, as compared to 386 containers during 2003. These disposals resulted in a net gain of $39,225 during 2004 compared to a net loss of $64,717 during 2003. The Registrant believes that the net gain associated with the disposal of 226 container disposals in 2004 was a result of various factors, including, the volume of disposed containers, the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals.

•	The December 1, 2004 amendment of a term lease agreement with one lessee to include a bargain purchase option. As a result of the amendment, the Registrant reclassified the term lease agreement as a sales-type lease, recorded a sales-type lease receivable and recognized the sale of the 632 on-hire containers that were subject to the amended lease. The difference between the present value of the future payments under this lease and $259,297, the book value of the containers at the time of the amendment, resulted in a net loss of $139,417. The sales-type lease expires March 31, 2006.

     The level of the Registrant’s container disposals in subsequent periods, as well as the price of steel, new container prices and the current leasing markets impact on sales prices for existing older containers such as those owned by the Registrant, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment during 2004, 2003, and 2002.

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

     Net loss on disposal of equipment was a result of the Registrant’s disposal of 386 containers in 2003, as compared to 843 containers during 2002. These disposals resulted in a net loss of $64,717 during 2003 compared to a net loss of $236,641 during 2002. Fewer containers were disposed during 2003 compared to 2002 due to the high demand for leased containers which reduced the number of containers available for disposal. The Registrant believes that the net loss on container disposals in 2003 was a result of the volume of container disposals, in addition to other various factors, including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed.

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

     Allowance for doubtful accounts: The Leasing Company continually tracks the Registrant’s credit exposure to each of the sub-lessees of the Registrant’s containers using specialist third-party credit information services and reports prepared by its local staff to assess credit quality. The Leasing Company’s credit committee meets quarterly to analyze the performance of existing customers and to recommend actions taken in order to minimize credit risk. The Leasing Company derives an allowance for doubtful accounts from specific amounts provided against known probable losses plus an additional amount based on historical loss experience. However, the Registrant may be subject to an unexpected loss in net lease revenue resulting from sub-lessees of its containers that default under their container lease agreements with the Leasing Company.

New Accounting Pronouncements

     In November 2004, the FASB issued SFAS No. 151 – “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4 — “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 will not have any impact on the financial statements of the Registrant.

     In December 2004, the FASB issued SFAS No. 153 – “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” (“SFAS 153”). This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Registrant does not expect the introduction of SFAS 153 to have any impact on its financial statements.

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

     Dependence of the Container Leasing Business on the Volume of World Trade and Other Factors. Containers, particularly marine dry cargo containers, are relatively simple, and fungible items of capital equipment. While one distinguishing characteristic of container leasing companies is the level of service they provide to lessees, fundamentally the success of the container leasing business depends upon the level of demand for leased containers. While there is continuing demand from customers to transport their cargo in containers rather than by break-bulk methods, this demand, in turn, largely depends upon levels of world trade and the supply of containers relative to demand. When the volume of world trade decreases, container leasing companies are particularly apt to suffer since container lessees, most of which also have their own fleets of containers, generally reduce the number of leased containers in their fleets in favor of utilizing their fleet of owned containers. In addition, average daily revenue per leased container unit can decrease significantly as the volume of world trade decreases and the supply of available containers exceeds the level of demand. Such factors can cause a material reduction in a leasing company’s revenues. Furthermore, the increased availability of capital combined with low interest rates may provide an incentive for shipping lines to reduce their demand for leased containers in favor of purchasing them. As a result, the Registrant’s container leasing operations could be negatively affected by future fluctuations in world trade and other factors, including, without limitation, the supply and pricing of new and used containers, economic conditions in the shipping industry, fluctuations in interest rates and currency valuations, and other economic considerations that are inherently unpredictable and beyond the control of the Registrant, CCC and the Leasing Company.

     Risk of Terrorism Involving Containers. Since September 11, 2001, the world’s governments, maritime authorities, and the maritime industry, have devoted increasing attention to enhancing the security of the global container transport chain. These efforts have included the Maritime Transportation Security Act of 2003 passed by Congress, and initiatives by the United States such as the Container Security Initiative and Customs-Trade Partnership Against Terrorism Program. Efforts to date have focused on increasing port security and container inspections, developing and implementing a program of sealing containers with mechanical and electronic seals from the point of loading to final delivery of the container, identifying shippers, storing cargo information in electronic format, and related measures. The task is immense, and the efforts undertaken to date are preliminary. The industry is well aware of the dire consequences should a terrorism incident occur involving the use of a cargo container. In any such event, the impact on global trade and the world economy could be immediate and materially adverse, specifically impacting the Registrant’s operations with high insurance costs, additional costs to implement or adopt container related security devices and measures, and ultimately, a loss of container leasing revenue.

     Other Risks of Container Leasing. In addition to the factors discussed above, the ability of the Leasing Company, on behalf of the Registrant, to keep the Registrant’s containers under leases yielding revenues which, after payment of operating expenses, provide an acceptable return, may be adversely affected by other economic and business factors to which the transportation industry in general and the container leasing industry in particular are subject. These factors, which generally are beyond the control of the Registrant, CCC and the Leasing Company, include:

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

     Residual Value of Containers. The ultimate cash return of the Registrant’s investment in its containers will depend in part on the residual value of the containers at the point at which CCC determines that it is in the best interest of the Registrant to sell the containers. The amount realized on the sale of the containers may be substantially less than the price that the Registrant paid for the containers. Generally, used containers are sold in the non-maritime secondary market for use as temporary or permanent storage facilities. To a lesser extent, such containers are sold to shipping companies and container leasing companies for use in the maritime market. The demand for used containers depends on a variety of factors including the location of the container at the time of disposition, foreign currency exchange rates, and the factors discussed above that affect the market for marine cargo containers. One factor affecting the residual value of the containers will be the quality of maintenance provided by the Leasing Company and the sub-lessees of the Registrant’s containers. There can be no assurance that CCC will be able to arrange, on behalf of the Registrant, for adequate maintenance of the Registrant’s containers throughout their economically useful lives. The containers’ residual value will also depend upon factors beyond the control of the Registrant, CCC, the Leasing Company, or the container lessees, such as the cost of new containers, the quantity of used containers being supplied to the secondary market, technological advances in container construction and in techniques of ocean transportation, and developments in world trade.

     Competition. The Leasing Company, on behalf of the Registrant, will be in competition with several large international container leasing companies and numerous smaller leasing companies. As of mid-2004, five leasing companies, controlled approximately 65% of the worldwide leased container fleet. While the container leasing market is highly competitive, the large container leasing companies as a group might be able to exploit their greater financial resources to maintain or enhance their market share at the expense of the competitors such as the Registrant and Leasing Company, especially in any economic downturn.

     Defaults by Lessees. The default by a sub-lessee under a lease with the Leasing Company may cause the Registrant’s containers to be returned at a time when the Leasing Company may be unable to arrange for the re-leasing or sale of such containers. In such event, the Registrant would lose anticipated revenues, incur additional operating expenses, and consequently, may be unable to recover its investment in such containers. In addition, because the Registrant’s containers will be leased outside of the United States, repossession of containers from sub-lessees who may default under a lease could prove difficult.

     In addition, when containers are recovered, the Leasing Company may not be able to re-lease the equipment at comparable rates and at favorable lease terms.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Exchange rate risk: In 2004, approximately 95% of the gross lease revenues billed by the Leasing Company on behalf of the Group, or on behalf of other third-party container owners, including the Registrant, were billed and paid in US dollars, and approximately 84% of expenses were incurred and paid in US dollars. For non-US dollar denominated revenues and expenses, the Leasing Company may enter into foreign currency contracts to reduce exposure to exchange rate risk. Of the non-US dollar direct operating expenses, the Leasing Company estimates approximately 70% are individually small, unpredictable and were incurred in varying denominations. Thus, the Leasing Company determined such amounts are not suitable for cost effective hedging. As exchange rates are outside of the control of the Registrant and Leasing Company, there can be no assurance that such fluctuations will not adversely affect the Registrant’s results of operations and financial condition.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
IEA Income Fund X, L.P.

We have audited the accompanying balance sheets of IEA Income Fund X, L.P. (the “Partnership”) as of December 31, 2004 and 2003, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, California
March 23, 2005

IEA INCOME FUND X, L.P.

Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets
Current assets:
Cash and cash equivalents, includes $326,723 in 2004 and $297,175 in 2003 in interest-bearing accounts (note 3)	$341,723	$339,147
Net lease receivables due from Leasing Company (notes 1 and 4)	138,704	30,370

Total current assets	480,427	369,517

Container rental equipment, at cost	2,390,053	5,288,827
Less accumulated depreciation	(1,932,205)	(4,111,379)

Net container rental equipment (note 1)	457,848	1,177,448

Total assets	$938,275	$1,546,965

Partners’ Capital

Partners’ capital (deficit):
General partner	$(167,421)	$(153,080)
Limited partners (note 8)	1,105,696	1,700,045

Total partners’ capital	$938,275	$1,546,965

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND X, L.P.

Statements of Operations

For the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Net lease revenue (notes 1 and 6)	$279,684	$293,214	$361,766
Other operating expenses:
Depreciation (note 1)	(292,050)	(381,885)	(501,975)
Other general and administrative expenses	(56,371)	(53,864)	(55,037)
Net loss on disposal of equipment	(100,192)	(64,717)	(236,641)

	(448,613)	(500,466)	(793,653)

Loss from operations	(168,929)	(207,252)	(431,887)

Other income:
Interest income	1,730	1,538	5,858

Net loss	$(167,199)	$(205,714)	$(426,029)

Allocation of net loss income:
General partner	$(1,672)	$(2,058)	$(4,260)
Limited partners	(165,527)	(203,656)	(421,769)

	$(167,199)	$(205,714)	$(426,029)

Limited partners’ per unit share of net loss	$(4.22)	$(5.19)	$(10.76)

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND X, L.P.

Statements of Partners’ Capital

For the years ended December 31, 2004, 2003 and 2002

	Limited	General
	Partners	Partner	Total
Balances at January 1, 2002	$4,016,240	$(100,501)	$3,915,739

Net loss	(421,769)	(4,260)	(426,029)

Cash distributions	(1,139,430)	(29,748)	(1,169,178)

Balances at December 31, 2002	2,455,041	(134,509)	2,320,532

Net loss	(203,656)	(2,058)	(205,714)

Cash distributions	(551,340)	(16,513)	(567,853)

Balances at December 31, 2003	1,700,045	(153,080)	1,546,965

Net loss	(165,527)	(1,672)	(167,199)

Cash distributions	(428,822)	(12,669)	(441,491)

Balances at December 31, 2004	$1,105,696	$(167,421)	$938,275

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND X, L.P.

Statements of Cash Flows

For the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net loss	$(167,199)	$(205,714)	$(426,029)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	292,050	381,885	501,975
Net loss on disposal of equipment	100,192	64,717	236,641
Decrease (increase) in net lease receivables due from Leasing Company	1,553	(15,211)	36,027

Total adjustments	393,795	431,391	774,643

Net cash provided by operating activities	226,596	225,677	348,614

Cash flows from investing activities
Proceeds from sale of container rental equipment	217,471	276,955	609,952

Cash flows from financing activities
Distributions to general partner	(12,669)	(16,513)	(29,748)
Distributions to limited partners	(428,822)	(551,340)	(1,139,430)

	(441,491)	(567,853)	(1,169,178)

Net increase (decrease) in cash and cash equivalents	2,576	(65,221)	(210,612)

Cash and cash equivalents at beginning of year	339,147	404,368	614,980

Cash and cash equivalents at end of year	$341,723	$339,147	$404,368

Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Sales-type lease receivable (net of unearned income) originating from amendment of term lease agreement	$119,880	$—	$—

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND X, L.P.

Notes to Financial Statements

December 31, 2004, 2003 and 2002

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

The decision to dispose of containers is influenced by various factors including age, condition, suitability for continued leasing as well as the geographical location when disposed. At that time whereby the Partnership’s fleet size is reduced to approximately 20% of its original fleet size, the Partnership expects to enter the final phase of its liquidation and wind-up stage of operations. At December 31, 2004, the Partnership’s fleet size was approximately 25% of its original fleet size. Within the next twelve months, the Partnership is expected to enter the final phase of its liquidation and wind-up stage of operations by disposing of its remaining fleet and focusing on the collection of its lease receivables, a component of net lease receivables. The Partnership will thereafter undertake a final distribution to its partners, then cancel the Certificate of Limited Partnership, thus terminating and dissolving the Partnership.

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

The Leasing Agent Agreement generally provides that the Leasing Company will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC and the Leasing Company. The Leasing Company leases containers to ocean carriers, under operating leases which are either master leases or term leases (mostly one to five years) and sales-type leases. Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various

IEA INCOME FUND X, L.P.

Notes to Financial Statements

(b)	Leasing Company and Leasing Agent Agreement (continued)

locations, and rentals are based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. sales-type leases have fixed payment terms and provide the lessee with a purchase option. The net investment in sales-type leases represents a receivable due from the Leasing Company, net of unearned income. Unearned income, when recognized, is reflected in the Partnership’s statements of operations, providing a constant return on capital over the lease term. Unearned income is recorded as part of the net lease receivable due from the Leasing Company.

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

IEA INCOME FUND X, L.P.

Notes to Financial Statements

(f)	Allocation of Net Income or Loss, Partnership Distributions and Partners’ Capital Accounts

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

Upon dissolution , the assets of the Partnership will be sold and the proceeds thereof distributed as follows: (i) all of the Partnership’s debts and liabilities to person’s other than CCC or the limited partners shall be paid and discharged; (ii) all of the Partnership’s debts and liabilities to CCC and the limited partners shall be paid and discharged; and (iii) the balance of such proceeds shall be distributed to CCC and the limited partners in accordance with the positive balances of CCC and the limited partners’ capital accounts. CCC shall contribute to the Partnership an aggregate amount equal to the deficit balance in its capital account at the time of such liquidation, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.

(g)	Acquisition Fees

Pursuant to the Partnership Agreement, acquisition fees paid to CCC are based on 5% of the equipment purchase price. These fees are capitalized and included in the cost of the rental equipment.

(h)	Container Rental Equipment

Container rental equipment is depreciated using the straight-line method. Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Effective June 1, 2001, the estimated depreciable life was changed from a twelve-year life to a fifteen-year life and the estimated salvage value was changed from 30% to 10% of the original equipment cost. The effect of these changes was an increase to depreciation expense of approximately $30,000 for 2002.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was adopted by the Partnership effective January 1, 2002, without a significant impact on its financial statements. In accordance with SFAS No. 144, container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment during 2004, 2003 and 2002.

IEA INCOME FUND X, L.P.

Notes to Financial Statements

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

(k)	New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 – “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4 — “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 will not have any impact on the financial statements of the Partnership.

In December 2004, the FASB issued SFAS No. 153 – “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” (“SFAS 153”). This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Partnership does not expect the introduction of SFAS 153 to have any impact on its financial statements.

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

The Partnership derives revenues from dry cargo containers used by its customers in global trade routes. As of December 31, 2004, the Partnership owned 1,136 twenty-foot, 222 forty-foot and 13 forty-foot high-cube marine dry cargo containers.

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, the Partnership believes that is does not possess discernable geographic reporting segments as defined in SFAS No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.”

The Partnership does not believe that its ongoing business is dependent upon a single customer, although the loss of one or more of its largest customers could have an adverse effect upon its business. One customer of the Leasing Company accounts for more than 10% of the Partnership’s revenue. This customer, Mediterranean Shipping Company S.A. (“MSC”), generated approximately 30% or $114,069, 30% or $133,216 and 14% and $151,320, of the Leasing Company’s rental revenue earned during 2004, 2003 and 2002, respectively, on behalf of the Partnership. MSC is a private shipping company located in Switzerland and is ranked as the second largest container liner operator in the world.

IEA INCOME FUND X, L.P.

Notes to Financial Statements

(3)	Cash and Cash Equivalents

Cash equivalents include money market funds that invest in highly-liquid securities, such as U.S. Treasury obligations, repurchase agreements secured by U.S. Treasury obligations, and obligations whose principal and interest are backed by the U.S. Government. Cash equivalents are carried at cost which approximates fair value, and at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

(4)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating and sales-type leases to ocean carriers for the containers owned by the Partnership as well as proceeds earned from container disposals. Net lease receivables at December 31, 2004 and December 31, 2003 were as follows:

	December 31,	December 31,
	2004	2003
Gross lease receivables	$104,822	$103,511
Sales-type lease receivable (net of unearned income)	112,539	—

	217,361	103,511
Less:
Direct: operating payables and accrued expenses	55,245	47,198
Damage protection reserve (note 5)	—	3,547
Base management fees payable	5,336	5,989
Reimbursed administrative expenses	2,073	2,296
Allowance for doubtful accounts	16,003	14,111

Net lease receivables	$138,704	$30,370

On December 1, 2004, the Leasing Company, on behalf of the Partnership, amended a term lease agreement with one lessee to include a bargain purchase option. As a result of the amendment, the Partnership reclassified the term lease agreement as a sales-type lease, recorded a sales-type lease receivable and recognized the sale of 632 on-hire containers that were subject to the amended term lease agreement. The difference between the present value of the future payments under this lease and $259,297, the net book value of the containers at the time of the amendment, resulted in a net loss of $139,417. The net loss originating from the amendment of the term lease agreement is reflected in the income statement as a component of net loss on the disposal of equipment, together with a $39,225 net gain on the disposal of equipment generated from an additional 266 containers disposed as part of the Partnership’s operating activities. The minimum future lease rentals under this direct financing lease, net of unearned income are:

	Net Sales-Type	Unearned Sales-	Minimum Future
	Lease Receivable	Type Lease Income	Sales-Type Lease Rentals
2005	$93,536	$4,463	$89,073
2006	23,703	237	23,466

Total	$117,239	$4,700	$112,539

IEA INCOME FUND X, L.P.

Notes to Financial Statements

(5)	Damage Protection Plan

The Leasing Company offers a repair service to several lessees of the Partnership’s containers, whereby the lessee pays an additional rental fee for the convenience of having the Partnership incur the repair expense for containers damaged while on lease. This fee is recorded as revenue when earned according to the terms of the rental contract. An accrual has been recorded to provide for the estimated costs incurred by this service. This accrual is included within rental equipment operating expenses, a component of net lease receivables due from the Leasing Company (see note 4). The Partnership is not responsible in the event repair costs exceed predetermined limits, or for repairs that are required for damages not defined by the damage protection plan agreement.

(6)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue earned by the Leasing Company under operating and sales-type leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the years ended December 31, 2004, 2003 and 2002, was as follows:

	2004	2003	2002
Rental revenue	$379,221	$437,385	$595,672
Interest income from sales-type leases	638	—	—

	379,859	437,385	595,672
Less:
Rental equipment operating expenses	48,042	83,632	152,914
Base management fees (note 7)	26,236	30,460	41,346
Reimbursed administrative expenses (note 7):
Salaries	17,916	21,179	27,720
Other payroll related expenses	2,227	2,277	3,099
General and administrative expenses	5,754	6,623	8,827

Net lease revenue	$279,684	$293,214	$361,766

(7)	Compensation to General Partner

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

	2004	2003	2002
Base management fees
CCC	$26,236	$30,460	$41,346
Reimbursed administrative expenses
CCC	25,897	30,079	39,646

	$52,133	$60,539	$80,992

IEA INCOME FUND X, L.P.

Notes to Financial Statements

(7)	Compensation to General Partner (continued)

The following net compensation was payable to CCC at December 31, 2004 and 2003:

	2004	2003
CCC	$7,409	$8,285

	$7,409	$8,285

(8)	Limited Partners’ Capital

Cash distributions made to the limited partners during 2004, 2003 and 2002 included distributions of proceeds from equipment sales in the amount of $232,788, $294,048 and $710,612, respectively. These distributions as well as cash distributions from operations are used in determining “Adjusted Capital Contributions” as defined by the Partnership Agreement.

The limited partners’ per unit share of capital at December 31, 2004, 2003 and 2002 was $28, $43 and $63, respectively. This is calculated by dividing the limited partners’ capital at the end of each year by 39,206, the total number of limited partnership units.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Inapplicable.

Item 9A. Controls and Procedures

     The principal executive and principal financial officers of CCC have evaluated the disclosure controls and procedures of the Registrant as of the end of the period covered by this report . As used herein, the term “disclosure controls and procedures” has the meaning given to the term by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and includes the controls and other procedures of the Registrant that are designed to ensure that information required to be disclosed by the Registrant in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon their evaluation, the principal executive and principal financial officers of CCC have concluded that the Registrant’s disclosure controls and procedures were effective such that the information required to be disclosed by the Registrant in this report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms applicable to the preparation of this report and is accumulated and communicated to CCC’s management, including CCC’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

     There have been no significant changes in the Registrant’s internal controls or in other factors that could significantly affect the Registrant’s internal controls subsequent to the evaluation described above conducted by CCC’s principal executive and financial officers.

Item 9B. Other Information

     Inapplicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The Registrant, as such, has no officers or directors, but is managed by CCC, the general partner. The officers and directors of CCC at February 28, 2005, are as follows:

Name	Office
Dennis J. Tietz	President, Chief Executive Officer and Director
John Kallas	Vice President, Chief Financial Officer and Director
Elinor A. Wexler	Vice President/Administration, Secretary and Director
John M. Foy	Director

     Dennis J. Tietz       Mr. Tietz, 52, as President and Chief Executive Officer, is responsible for the general management of CCC. Mr. Tietz was appointed Chief Executive Officer of The Cronos Group in December 1998 and appointed Chairman of the Board of Directors in March 1999. Mr. Tietz is also President and a director of Cronos Securities Corp. From 1986 until his appointment as Chief Executive Officer of The Cronos Group, Mr. Tietz was responsible for the organization, marketing and after-market support of CCC’s investment programs. Mr. Tietz was a regional manager for CCC, responsible for various container leasing activities in the U.S. and Europe from 1981 to 1986. Prior to joining CCC in December 1981, Mr. Tietz was employed by Trans Ocean Leasing Corporation as Regional Manager based in Houston, with responsibility for all leasing and operational activities in the U.S. Gulf.

     Mr. Tietz holds a B.S. degree in Business Administration from San Jose State University and is a Registered Securities Principal with the NASD. Mr. Tietz served as Chairman of the International Institute of Container Lessors for its 2001 fiscal year, and currently sits on the Executive Committee of the Institute’s Board of Directors.

     John Kallas       Mr. Kallas, 42, as Vice President, Chief Financial Officer of CCC, is responsible for managed container investment programs, treasury and CCC’s financial operations. Mr. Kallas joined the Board of Directors of CCC in November, 2000. Mr. Kallas has been employed by CCC since 1989, and has held various accounting positions since joining Cronos including Controller, Director of Accounting and Corporate Accounting Manager. From 1985 to 1989, Mr. Kallas was an accountant with KPMG Peat Marwick, San Francisco.

     Mr. Kallas holds a Masters degree in Finance and Business Administration from St. Mary’s College, a B.S. degree in Business Administration/Accounting from the University of San Francisco and is a certified public accountant.

     Elinor A. Wexler       Ms. Wexler, 56, as Vice President — Administration and Secretary of CCC is responsible for investor services, compliance and securities registration. Ms. Wexler joined the Board of Directors of CCC in June 1997 and has been employed by CCC since 1987. From 1983 to 1987, Ms. Wexler was Manager of Investor Services for The Robert A. McNeil Corporation, a real estate syndication company, in San Mateo, California. From 1971 to 1983, Ms. Wexler held various positions, including securities trader and international research editor, with Nikko Securities Co., International, based in San Francisco.

     Ms. Wexler attended the University of Oregon, Portland State University and the Hebrew University of Jerusalem, Israel. Ms. Wexler is also Vice President and Secretary of Cronos Securities Corp. and a Registered Principal with the NASD.

     John M. Foy       Mr. Foy, 59, was elected to the Board of Directors of CCC in April 1999. See key management personnel of the Leasing Company for further information.

     The key management personnel of the Leasing Company and its affiliates at February 28, 2005, were as follows:

Name	Title
Peter J. Younger	Chief Operating Officer/Chief Financial Officer
John M. Foy	Senior Vice President/Pacific Region
Nico Sciacovelli	Senior Vice President/South Atlantic Region
John C. Kirby	Senior Vice President/North Atlantic Region

     Peter J. Younger       Mr. Younger, 48, as Chief Operating and Financial Officer of The Cronos Group, is responsible for the operating activities of The Cronos Group and its subsidiaries. Mr. Younger was re-elected to the Board of Directors of The Cronos Group at the 2004 annual meeting of The Cronos Group’s shareholders. Mr. Younger will serve as a director until the 2007 annual meeting and his successor is elected and takes office. Mr. Younger was appointed as Chief Operating Officer of The Cronos Group on August 4, 2000, and its Chief Financial Officer in March 1997. Mr. Younger has been employed by Cronos since 1987 and is based in San Francisco. Mr. Younger has held various accounting and financial positions since joining Cronos in 1987, including Vice President of Finance for the Leasing Company, located in the UK, and Vice President and Controller for CCC in San Francisco. Prior to 1987, Mr. Younger was a certified public accountant and a principal with the accounting firm of Johnson, Glaze and Co. in Salem, Oregon. Mr. Younger holds a B.S. degree in Business Administration from Western Baptist College, Salem, Oregon.

     John M. Foy       Mr. Foy, 59, as Senior Vice President, is directly responsible for the Leasing Company’s lease marketing operations in the Pacific region covering the US west coast, Asia, Australia and New Zealand. Mr. Foy joined Cronos in 1985 and is based in San Francisco. From 1977 to 1985 Mr. Foy was Vice President of Marketing for Nautilus Leasing Services in San Francisco with responsibility for worldwide leasing activities. From 1974 to 1977, Mr. Foy was Regional Manager for Flexi-Van Leasing, a container lessor, with responsibility for container leasing activities in the Western United States. Mr. Foy holds a B.A. degree in Political Science from University of the Pacific, and a Bachelor of Foreign Trade from Thunderbird Graduate School of International Management.

     Nico Sciacovelli       Mr. Sciacovelli, 55, as Senior Vice President, is directly responsible for the Leasing Company’s lease marketing operations in the South Atlantic region, including Southern Europe, South America, the Middle East, Africa and the Indian sub-continent. Mr. Sciacovelli joined Cronos in 1983 and is based in Italy. Since joining Cronos in 1983, Mr. Sciacovelli served as Director and Area Manager for Southern Europe, the Middle east and Africa. Prior to joining Cronos, Mr. Sciacovelli was a Sales Manager for Interpool Ltd., a container and chassis lessor.

     John C. Kirby       Mr. Kirby, 51, as Senior Vice President, is directly responsible for the Leasing Company’s lease marketing operations in the North Atlantic region, including Northern Europe, the US east coast, and Scandinavia. Mr. Kirby is also responsible for the Leasing Company’s corporate operations and is involved with container purchasing, contract and billing administration, container repairs and leasing-related systems. Mr. Kirby joined CCC in 1985 and is based in the United Kingdom. Since joining Cronos in 1985, Mr. Kirby served as European Technical Manager, Director of European Operations and Senior Vice President/Operations of the Leasing Company. From 1982 to 1985, Mr. Kirby was a Technical Manager with CLOU Containers, a container leasing company based in Hamburg, Germany. Mr. Kirby acquired a professional engineering qualification from the Mid-Essex Technical College in England.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     The Registrant has followed the practice of reporting acquisitions and dispositions of the Registrant’s units of limited partnership interests by CCC, its general partner. As CCC did not acquire or dispose of any of the Registrant’s units of limited partnership interests during the fiscal year ended December 31, 2004, no reports of beneficial ownership under Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed with the SEC.

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

     The following table sets forth the fees the Registrant paid (on a cash basis) to CCC for the year ended December 31, 2004.

		Cash Fees and
Name	Description	Distributions
1) CCC	Base management fees — equal to 7% of gross lease revenues attributable to operating leases pursuant to Section 4.4 of the Limited Partnership Agreement	$26,889

2) CCC	Reimbursed administrative expenses - equal to the costs expended by CCC and its affiliates for services necessary to the prudent operation of the Registrant pursuant to Section 4.5 of the Limited Partnership Agreement	$26,120

3) CCC	Interest in Fund — 5% of distributions of distributable cash for any quarter pursuant to Section 6.1 of the Limited Partnership Agreement	$12,669

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

     (c) Changes in Control

     Inapplicable.

Item 13. Certain Relationships and Related Transactions

     (a) Transactions with Management and Others

     The Registrant’s only transactions with management and other related parties during 2004 were limited to those fees paid or amounts committed to be paid (on an annual basis) to CCC, the general partner. See Item 11, “Executive Compensation,” herein.

     (b) Certain Business Relationships

     Inapplicable.

     (c) Indebtedness of Management

     Inapplicable.

     (d) Transactions with Promoters

     Inapplicable.

Item 14. Principal Accountant Fees and Services

     CCC, on behalf of the Registrant has appointed Deloitte & Touche LLP as the Registrant’s independent auditor for the fiscal year ending December 31, 2004. CCC’s board of directors has the authority to pre-approve audit related and non-audit services on behalf of the Registrant, that are not prohibited by law, to be performed by the Registrant’s independent auditors.

Audit Fees

     Audit fees represent fees for professional services provided in connection with the audit of the Registrant’s financial statements and review of its quarterly financial statements and audit services provided in connection with its statutory or regulatory filings. The Registrant incurred fees of $13,115 and $13,785 during the fiscal years ending December 31, 2004 and 2003, respectively, for these audit services.

Audit-Related Fees

     The Registrant did not incur audit-related fees during the fiscal years ending December 31, 2004 and 2003. Typically, audit-related fees, if incurred, would consist of fees for accounting consultations and other attestation services.

Tax Fees

     The Registrant did not incur tax fees during the fiscal years ending December 31, 2004 and 2003. Typically, tax fees, if incurred, would consist of fees for compliance services, tax advice and tax planning.

All Other Fees

     The Registrant did not incur any other fees for services provided by its independent auditor during the fiscal years ending December 31, 2004 and 2003.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

Date: March 24, 2005

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cronos Capital Corp., the managing general partner of the Registrant, in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dennis J. Tietz Dennis J. Tietz	President and Director of Cronos Capital Corp. (“CCC”) (Principal Executive Officer of CCC)	March 24, 2005

/s/ John Kallas John Kallas	Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) (Principal Financial and Accounting Officer of CCC)	March 24, 2005

/s/ Elinor A. Wexler Elinor A. Wexler	Vice President-Administration, Secretary and Director of Cronos Capital Corp.	March 24, 2005

Exhibit Index

Exhibit
No.	Description	Method of Filing
3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of November 7, 1989	*

3(b)	Certificate of Limited Partnership of the Registrant	**

31.1	Rule 13a-14 Certification	Filed with this document

31.2	Rule 13a-14 Certification	Filed with this document

32	Section 1350 Certifications	Filed with this document
***

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated November 7, 1989, included as part of Registration Statement on Form S-1 (No. 33-30245)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-30245)

***	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.