Form 10-Q
period 2005-06-30
IEA INCOME FUND X LP
filed 2005-08-12
CIK 853735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☑.

IEA INCOME FUND X, L.P.
Report on Form 10-Q for the Quarterly Period
Ended June 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Presented herein are condensed balance sheets as of June 30, 2005 and December 31, 2004, the condensed statements of operations for the three and six months ended June 30, 2005 and 2004, and condensed statements of cash flows for the six months ended June 30, 2005 and 2004, (collectively the “Financial Statements”) for IEA Income Fund X, L.P.’s (the “Partnership”) prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Partnership’s December 31, 2004 Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp. (“CCC”), the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.
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

IEA INCOME FUND X, L.P.
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,
	2005	2004
Assets

Current assets:
Cash and cash equivalents, includes $332,463 at June 30, 2005 and $326,723 at December 31, 2004 in interest-bearing accounts	$347,463	$341,723
Net lease receivables due from Leasing Company (notes 1 and 2)	49,732	138,704
Sales-type lease receivable held for sale, net of unearned income (note 3)	65,546	—
Container rental equipment held for sale, net of accumulated depreciation of $1,638,215 at June 30, 2005 and $- at December 31, 2004 (note 1)	342,261	—

Total current assets	805,002	480,427

Container rental equipment, net of accumulated depreciation of $- at June 30, 2005 and $1,932,205 at December 31, 2004 (note 1)	—	457,848

Total assets	$805,002	$938,275

Partners’ Capital

Partners’ capital (deficit):
General partner	$(77,923)	$(167,421)
Limited partners	882,925	1,105,696

Total partners’ capital	$805,002	$938,275

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND X, L.P.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net lease revenue (notes 1 and 4)	$39,829	$72,042	$72,006	$143,587

Other operating income (expenses):
Depreciation	(24,709)	(78,439)	(57,459)	(161,671)
Other general and administrative expenses	(17,796)	(14,821)	(32,599)	(30,856)
Net gain on disposal of equipment	52,359	7,665	95,396	12,135

Income (loss) from operations	49,683	(13,553)	77,344	(36,805)

Other income:
Interest income	1,782	186	3,418	380

Net income (loss)	$51,465	$(13,367)	$80,762	$(36,425)

Allocation of net income (loss):
General partner	$52,350	$7,455	$95,250	$11,649
Limited partners	(885)	(20,822)	(14,488)	(48,074)

	$51,465	$(13,367)	$80,762	$(36,425)

Limited partners’ per unit share of net income (loss)	$(0.02)	$(0.53)	$(0.37)	$(1.23)

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND X, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2005	2004
Net cash provided by operating activities	$37,723	$101,045

Cash flows provided by investing activities:
Proceeds from sale of container rental equipment	135,060	102,797
Payment received from sales-type lease for sale of rental equipment	46,993	—

	182,053	102,797
Cash flows used in financing activities:
Distribution to general partner	(5,752)	(6,272)
Distribution to limited partners	(208,283)	(208,284)

Total distribution to partners	(214,035)	(214,556)

Net increase (decrease) in cash and cash equivalents	5,741	(10,714)

Cash and cash equivalents at beginning of period	341,723	339,147

Cash and cash equivalents at end of period	$347,464	$328,433

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

The decision to dispose of containers is influenced by various factors including age, condition, suitability for continued leasing as well as the geographical location when disposed. At June 30, 2005, the Partnership’s fleet size measured approximately 22% of its original fleet size. Accordingly, the Partnership has entered the final phase of its liquidation and wind-up stage of operations. On July 7, 2005, CCC distributed a request for proposal (“RFP”) to various third parties seeking their interest in purchasing the Partnership’s remaining on-hire containers. The Partnership sought bids for both its on-hire containers that are subject to master and term leases (the “Operating Containers”) and on-hire containers that are subject to sales-type leases (together with the associated receivables) (the “Sales-Type Containers”). The Partnership is seeking to consummate the sale of its remaining containers by August 31, 2005 (see Note 6).

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
(Continued)

IEA INCOME FUND X, L.P.
Notes to Unaudited Condensed Financial Statements
(e)	Container Rental Equipment and Container rental Equipment Held for Sale

Container rental equipment is depreciated using the straight-line basis. Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. At June 30, 2005, all of the Partnership’s containers were identified as held for sale. CCC and the Partnership evaluated the recoverability of the carrying value of the containers, now classified as held for sale, taking into consideration the sales price for the Operating Containers reflected by the various bids received in response to the RFP, and the projected future cash flows for the remaining off-hire rental equipment containers. It was concluded that the estimated market value of these containers was higher than the carrying value. As a result of this evaluation, CCC and the Partnership determined impairment charges were not required for the three and six-month periods ended June 30, 2005. Additionally, depreciation of these containers ended as of the date of their reclassification. There were no impairment charges for the three and six-month periods ended June 30, 2004.

(f)	Partners’ Capital Accounts

Upon dissolution, the assets of the Partnership will be sold and the proceeds thereof distributed as follows: (i) all of the Partnership’s debts and liabilities to persons other than CCC or the limited partners shall be paid and discharged; (ii) all of the Partnership’s debts and liabilities to CCC and the limited partners shall be paid and discharged; and (iii) the balance of such proceeds shall be distributed to CCC and the limited partners in accordance with the positive balances of CCC and the limited partners’ capital accounts. CCC shall contribute to the Partnership, if necessary, an amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the Limited Partners’ capital contribution to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.

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
(Continued)

IEA INCOME FUND X, L.P.
Notes to Unaudited Condensed Financial Statements
(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating and sales-type leases to ocean carriers for the containers owned by the Partnership as well as proceeds earned from container disposals. Net lease receivables at June 30, 2005 and December 31, 2004 were as follows:

	June 30,	December 31,
	2005	2004
Gross lease receivables	$128,048	$104,822
Sales-type lease receivable, net of unearned income (see Note 3)	—	112,539

	128,048	217,361
Less:
Direct: operating payables and accrued expenses	50,182	55,245
Base management fees payable	6,748	5,336
Reimbursed administrative expenses	1,752	2,073
Allowance for doubtful accounts	19,634	16,003

	78,316	78,657

Net lease receivables	$49,732	$138,704

(3)	Sales-Type Lease Receivable Held for Sale

On December 1, 2004, the Leasing Company, on behalf of the Partnership, amended a term lease agreement with one lessee to include a bargain purchase option. As a result of the amendment, the Partnership reclassified the term lease agreement as a sales-type lease, recorded a sales-type lease receivable and recognized the sale of 632 on-hire containers that were subject to the amended term lease agreement. The sales-type lease expires on March 31, 2006.

At June 30, 2005, the minimum future lease rentals under this direct financing lease, net of unearned income are:

	Gross Sales-Type	Unearned Sales-	Net Minimum Future
	Lease Receivable	Type Lease Income	Sales-Type Lease Rentals
2005	$44,730	$1,470	$43,260
2006	22,511	225	22,286

Total	$67,241	$1,695	$65,546

At June 30, 2005, the sales-type lease receivable had been identified as held for sale, and accordingly was reclassified from Net Lease Receivables Due from Leasing Company. The Partnership evaluated the recoverability of the carrying value of the sales-type lease receivable, now classified as held for sale, taking into consideration the sales price for the Sales-Type Lease Containers reflected by the various bids received in response to the RFP. Accordingly, there was no impairment charge to the carrying value of the sales-type lease receivable for the three and six-month periods ended June 30, 2005.

IEA INCOME FUND X, L.P.
Notes to Unaudited Condensed Financial Statements
(4)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 2005 and 2004 was as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Rental revenue (note 5)	$65,379	$98,874	$117,893	$200,620
Interest income from sales-type lease	1,250	—	2,860	—

	66,629	98,874	120,753	200,620

Less:
Rental equipment operating expenses	15,562	13,444	26,258	29,702
Base management fees	5,767	6,791	11,129	13,988
Reimbursed administrative expenses
Salaries	4,043	4,620	8,088	9,456
Other payroll related expenses	463	520	1,254	950
General and administrative expenses	965	1,457	2,018	2,937

	26,800	26,832	48,747	57,033

Net lease revenue	$39,829	$72,042	$72,006	$143,587

(5)	Operating Segment

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

The Partnership derives its revenues from dry cargo containers used by its customers in global trade routes. As of June 30, 2005, the Partnership operated 1,031 twenty-foot, 181 forty-foot and 8 forty-foot high-cube marine dry cargo containers.

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, the Partnership believes that it does not possess discernible geographic reporting segments as defined in SFAS No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.”

IEA INCOME FUND X, L.P.
Notes to Unaudited Condensed Financial Statements
(6)	Subsequent Event

On July 7, 2005, CCC distributed an RFP to various third parties for the purpose of soliciting their interest in purchasing the Partnership’s remaining Operating Containers and Sales-Type Containers. On July 21, 2005, CCC selected two third-party bidders to commence their due diligence of the Partnership’s on-hire containers and their associated leases. Until a definitive agreement for the sale of the Partnership’s containers is entered into, neither the Partnership nor the bidders will be obligated to sell or purchase the Partnership’s remaining containers. The Partnership is seeking to consummate the sale of its remaining containers by August 31, 2005.

Upon completion of the asset sales, the Partnership will enter the final phase of its liquidation and wind-up stage of operations by disposing of its remaining off-hire container fleet and focusing on the collection of its lease receivables and payment of its direct operating expenses, management and incentive fees and reimbursed administrative expenses, all of which are components of net lease receivables. The Partnership will thereafter undertake a final distribution to its partners, then cancel the Certificate of Limited Partnership, thus terminating and dissolving the Partnership. CCC will suspend the August 2005 cash distribution, with the intention of making one or more liquidating distributions to the Limited Partners on or before November 30, 2005.

Additionally, since the sale of the Partnership’s remaining containers appears imminent, the General Partner is suspending all transfers of outstanding units at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the Partnership’s historical financial condition and results of operations should be read in conjunction with the Partnership’s December 31, 2004 Annual Report on Form 10-K and the financial statements and the notes thereto appearing elsewhere in this report.
     The forward-looking statements regarding the container leasing market may not have a material impact on the Partnership’s future operations as the Partnership and CCC have taken steps to sell the Partnership’s remaining on-hire containers that are subject to master and term leases (the “Operating Containers”) as well as the remaining containers that are subject to a sales-type lease and the sales-type lease outstanding receivable balance (individually and collectively the “Sales-Type Lease Containers”). On July 21, 2005, CCC approved bids from two third-parties to commence due diligence for the sale of the aforementioned asset groups. The Partnership has targeted August 31, 2005 as the closing date for the asset sales. Upon completion of the asset sales, the Partnership will enter the final phase of its liquidation and wind-up stage of operations by disposing of its remaining off-hire container fleet and focusing on the collection of its lease receivables and payment of its direct operating expenses, management and incentive fees and reimbursed administrative expenses. The Partnership will thereafter undertake a final distribution to its partners, then cancel the Certificate of Limited Partnership, thus terminating and dissolving the Partnership.
Market Overview
     At the end of 2004, the World Trade Organization (“WTO”) lifted quotas on imports of textiles and clothing, significantly contributing to a surge in cargo volumes during the first quarter of 2005 as textile and apparel imports from India, South East Asia and especially China accelerated. However, by the start of the second quarter of 2005, cargo volumes for most major trade routes began to decline from levels originally forecasted as a result of a slowing in consumer spending as well as recent decisions by the European Commission and US Government to restrict the growth of various textile and apparel imports that followed the expiration of trade quotas at the end of 2004. While these market conditions had an impact on the Partnership, the Partnership’s net lease revenue for the three and six-month periods ending June 30, 2005 was lower than the comparable periods in the prior year primarily as a result of the Partnership’s diminishing fleet size. Conversely, the continued disposal of the Partnership’s off-hire containers contributed to the Partnership’s historically high level of dry cargo container utilization, measuring 95% at June 30, 2005, compared to 97% at December 31, 2004.
     Global economic reports for the second quarter of 2005 continue to indicate that consumer spending and economic growth rates have declined from the robust levels experienced in Europe, the US and many of the other developed countries during 2004. The decline in these economic growth rates are a direct result of rising fuel and steel costs, combined with a soaring US trade deficit, higher interest rates, uncertain global market trends, and possible new European and US tariffs on imports from China and other Asian countries. Many economists now are of the opinion that recent declines in these growth rates during the first and second quarters of 2005 are an indicator of slower global economic growth for the remainder of 2005. Inventories of consumer-related goods in both Europe and the US remain at high levels. It is reported that some exporters, concerned about port congestion, shipped goods early in 2005 and are still working to reduce inventory levels. Further declines in economic growth rates during 2005 may contribute to a weakening in container leasing market conditions and reduced demand for new and existing containers. In the long term, industry experts believe that the future of the container shipping industry is favorable, as outsourcing to China and other parts of Asia increases, previously-restrictive trade agreements expire, new trade agreements are negotiated, and as China gains access to global markets in which it previously played a small role.
     The price of a new dry cargo container increased to a peak of $2,300 during the first six months of 2005 and declined to approximately $1,950 at the end of June 2005 due to reduced demand for new containers. Although container prices may fluctuate over the remainder of 2005, the long-term outlook for container prices continues to show an inflationary bias tied to energy costs, steel prices and interest rates. These higher prices have forced some shipping lines, as well as leasing companies, to reconsider capital expenditure levels for new container investment during 2005. A reduction in new container capital expenditures by the shipping lines could result in the shipping lines leasing more containers from the leasing companies, including the Partnership’s containers.
     Ports, railroads and inland transportation systems, particularly in the US and Europe, appear to have avoided the congestion problem that arose from the higher trade volumes experienced in recent years, since recent cargo growth has been less robust. Congestion creates problems throughout the entire supply chain network, increasing the turnaround time for containerships and the delivery time of shipper goods, as well as reducing the available supply of containers. Port congestion in many locations has been attributable to underestimating the growth in containerized cargo activity over the last few years, delays in expanding existing facilities and in planning new facilities due to environmental concerns, as well as the implementation of larger containerships. Expansion of the world’s ports and terminals is considered to be the key to relieving future congestion problems, as further efficiency gains are not expected to create significant increases in port and terminal capacity.
     During the three-month period ending June 30, 2005, inventory levels of off-hire containers remained at favorable levels, as shipping lines continue to employ leased containers to meet their containerized cargo requirements. The low inventory levels generally have resulted in substantial decreases in storage and other inventory related operating expenses. A significant increase in container inventories in future periods may contribute to increases in storage expenses.
     Sales proceeds realized on the sale of used containers remained favorable during the second quarter of 2005, as buyer demand remained strong. A significant increase in inventory levels in future periods could adversely impact sales proceeds realized on the sale of containers. The Leasing Company, on behalf of the Partnership, may consider the disposal of the Partnership’s remaining off-hire containers in locations whereby container sale prices equal or exceed targets established by both CCC and the Leasing Company.
     Virtually all of the top 20 shipping lines experienced strong profit growth during 2004 and first half of 2005, arguably the period of strongest market conditions experienced by the shipping industry. In response, the shipping industry is in a period of major consolidation, as AP MØller-Mersk has proposed a takeover of P&O Ned-Lloyd, two of the world’s largest shipping lines. It is expected that this merger will have consequences for virtually every business involved in container shipping. Industry experts speculate that other mergers and takeovers may take place. Current conditions appear to favor the larger more established shipping lines, which strategically view current conditions as an opportunity to implement long-term strategic plans to increase market share and consolidate a fragmented container shipping industry.
     The increased trade volumes of recent years have contributed to shortages of both containerships and tonnage capacity. As a result, shipping lines have embarked on a major new shipbuilding program. Industry analysts are expressing concern that the current program of new shipbuilding may create over-capacity within the shipping industry once the new containerships scheduled for delivery during 2006 and 2007 are placed in service. Based on current orders, industry analysts predict that the world’s containership fleet will exceed 10 million TEU by the end of 2007, compared to less than 7 million TEU at the beginning of 2004. Over-capacity may contribute to lower charter and freight rates as shippers take advantage of the capacity surplus created by the additional containerships. These changes may result in a reduction in profitability for shipping lines, which in turn could have adverse implications for container lessors, including a decline in the demand for leased containers and a reduction in container per-diem rental rates. The financial impact of losses from shipping lines may eventually influence the demand for leased containers, as some shipping lines may experience additional financial difficulties, consolidate, or become insolvent. The Partnership, CCC and the Leasing Company continue to monitor the aging of lease receivables, collections and the credit exposure to various existing and new customers.
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

     At June 30, 2005, approximately 22% of the original equipment remained in the Partnership’s fleet, as compared to approximately 25% at December 31, 2004. The following table summarizes the composition of the Partnership’s fleet (based on container type) at June 30, 2005.

			40-Foot
	20-Foot	40-Foot	High-Cube
Containers on lease:
Master lease	265	52	6
Term lease
Short term[1]	141	46	1
Long term[2]	48	11	—
Sales-type lease	537	60	—

Subtotal	991	169	7
Containers off lease	40	12	1

Total container fleet	1,031	181	8

					40-Foot
	20-Foot		40-Foot		High-Cube
	Units	%	Units	%	Units	%
Total purchases	4,000	100%	1,150	100%	100	100%
Less disposals	2,969	74%	969	84%	92	92%

Remaining fleet at June 30, 2005	1,031	26%	181	16%	8	8%

1.	Short-term leases represent term leases that are either scheduled for renegotiation or that may expire on or before June 30, 2006.

2.	Long-term leases represent term leases, the majority of which will expire between July 2006 and December 2008.
Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004
     Net lease revenue was $39,829 for the three months ended June 30, 2005, compared to $72,042 for the same period in the prior year. The decrease was primarily due to a $33,495 decline in gross rental revenue (a component of net lease revenue). Gross rental revenue was impacted by the Partnership’s smaller fleet size and a 4% decrease in the average per-diem rental rates, partially offset by an increase in fleet utilization rates when compared to the same three-month period in the prior year. The Partnership’s average fleet size and utilization rates for the three-month periods ended June 30, 2005 and 2004 were as follows:

	Three Months Ended
	June 30,	June 30,
	2005	2004
Average fleet size (measured in twenty-foot equivalent units (TEU))	1,454	1,829

Average utilization	96%	95%
     A $2,118 increase in direct operating expenses was attributable to an increase in the provision for doubtful accounts, partially offset by the Partnership’s higher fleet utilization rates and its impact of inventory-related expenses such as storage and handling. Other components of net lease revenue, including management fees, and reimbursed administrative expenses, were lower by a combined $2,150 when compared to the same period in 2004. This decline was attributable to the Partnership’s smaller fleet size.
     Depreciation expense of $24,709 for the three months ended June 30, 2005 declined by $53,730 when compared to the corresponding period in 2004, a direct result of the Partnership’s aging and declining fleet size.
     Other general and administrative expenses amounted to $17,796 for the three month period ended June 30, 2005, an increase of $2,975 or 20% when compared to the same period in 2004, primarily due to an increase in investor communication expenses.

     Net gain on disposal of equipment for the three months ended June 30, 2005 was $52,359, as compared to a net gain of $7,665 for the corresponding period in 2004. The Partnership disposed of 67 containers during the second quarter of 2005, compared to 103 containers during the same three-month period in 2004. The Partnership believes that the net gain or container disposals in the three-month period ended June 30, 2005 was a result of various factors, including the volume of disposed containers, the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. In subsequent periods, net gain on disposal of equipment will be primarily influenced by the agreements entered into for the final sale of the Partnership’s containers. There were no reductions to the carrying value of container rental equipment due to impairment during the three-month periods ended June 30, 2005 and 2004.
Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004
     Net lease revenue was $72,006 for the six months ended June 30, 2005, compared to $143,587 for the same period in the prior year. The decrease was primarily due to a $82,727 decline in gross rental revenue (a component of net lease revenue). Gross rental revenue was impacted by the Partnership’s smaller fleet size and a 1% decrease in the average per-diem rental rates, partially offset by an increase in fleet utilization rates when compared to the same six-month period in the prior year. The Partnership’s average fleet size and utilization rates for the six-month periods ended June 30, 2005 and 2004 were as follows:

	Six Months Ended
	June 30,	June 30,
	2005	2004
Average fleet size (measured in twenty-foot equivalent units (TEU))	1,501	1,878

Average utilization	96%	93%
     A $3,444 decrease in direct operating expenses was attributable to the Partnership’s higher fleet utilization rates and its impact of inventory-related expenses such as storage and handling, partially offset by an increase in repair and maintenance expense and the provision for doubtful accounts. Other components of net lease revenue, including management fees, and reimbursed administrative expenses, were lower by a combined $4,842 when compared to the same period in 2004. This decline was attributable to the Partnership’s smaller fleet size.
     Depreciation expense of $57,459 for the six months ended June 30, 2005 declined by $104,212 when compared to the corresponding period in 2004, a direct result of the Partnership’s aging and declining fleet size.
     Other general and administrative expenses amounted to $32,599 for the six month period ended June 30, 2005, an increase of $1,743 or 6% when compared to the same period in 2004.
     Net gain on disposal of equipment for the six months ended June 30, 2005 was $95,396, as compared to $12,135 for the corresponding period in 2004. The Partnership disposed of 151 containers during the first six months of 2005, compared to 154 containers during the same six-month period in 2004. The Partnership believes that the net gain or container disposals in the six-month period ended June 30, 2005 was a result of various factors, including the volume of disposed containers, the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. In subsequent periods, net gain on disposal of equipment will be primarily influenced by the agreements entered into for the final sale of the Partnership’s containers. There were no reductions to the carrying value of container rental equipment due to impairment during the six-month periods ended June 30, 2005 and 2004.
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
     At June 30, 2005, the Partnership’s fleet size has been reduced to approximately 22% of its original fleet size. Accordingly, CCC has made the decision to dispose of the Partnership’s remaining containers and identified all of the Partnership’s remaining containers as held for sale. Other factors, including the level of future operating expenses relative to the level of gross lease revenue generated by the Partnership, as well as the level of future audit and audit-related professional expenses, contributed to the decision to dispose of the Partnership’s remaining containers. On July 7, 2005, CCC distributed a Request for Proposal (“RFP”) to various third-parties, solely for the purpose of selling the Partnership’s remaining on-hire containers subject to master and term leases (the “Operating Containers”) and the remaining containers that are subject to a sales-type lease, along with the sales-type lease outstanding receivable balance (individually and collectively the “Sales-Type Lease Containers”). On July 21, 2005, CCC approved bids from two third-parties to commence due diligence for the sale of the aforementioned asset groups. CCC’s Notice of Approval for Due Diligence is non-binding. All obligations or commitments to proceed shall be contained only in a definitive agreement to consummate the asset sale transactions. The Partnership has targeted August 31, 2005 as the closing date for the asset sales. Upon completion of the asset sales, the Partnership will enter the final phase of its liquidation and wind-up stage of operations by disposing of its remaining off-hire container fleet and focusing on the collection of its lease receivables and payment of its direct operating expenses, management and incentive fees and reimbursed administrative expenses, all of which are components of net lease receivables. The Partnership will thereafter undertake a final distribution to its partners, then cancel the Certificate of Limited Partnership, thus terminating and dissolving the Partnership. Upon the liquidation of CCC’s interest in the Partnership, CCC shall contribute to the Partnership, if necessary, an aggregate amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the Limited Partners’ capital contribution to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.
     Distributions to the partners are determined and paid quarterly, based primarily on each quarter’s cash flow from operations and cash generated from container sales. Quarterly distributions are also affected by periodic increases or decreases to working capital reserves, as deemed appropriate by the general partner. CCC will suspend the August 2005 cash distribution, with the intention of making one or more liquidating distributions to the Limited Partners on or before November 30, 2005.
     At June 30, 2005, the Partnership had $347,463 in cash and cash equivalents, an increase of $5,740 from the cash balances at December 31, 2004. The Partnership invests its working capital, as well as cash flows from operations and the sale of containers that have not yet been distributed to CCC or its limited partners, in money market funds. At June 30, 2005, the Partnership had an additional $60,000 as part of its working capital for expenses related to its final liquidation and subsequent dissolution. The liquidation of the Partnership’s remaining containers will be the primary factor influencing the future level of cash from operating, investing and financing activities.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated from the billing and collection of net lease revenue, was $37,723 during the six months ended June 30, 2005, compared to $101,045 for the same three month period in 2004.
     Cash from Investing Activities: Net cash provided by investing activities was $182,053 during the six months ended June 30, 2005, compared to $102,797 in the corresponding period of 2004. These amounts represent sales proceeds generated from the sale of container equipment and payment received from the sales-type lease for the sale of rental equipment.
     Cash from Financing Activities: Net cash used in financing activities was $214,035 during the six months ended June 30, 2005 compared to $214,556 during the six months ended June 30, 2005. These amounts represent distributions to the Partnership’s general and limited partners.

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
Date: August 12, 2005

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